Form 10-K
period 2019-12-31
Casper Sleep Inc.
filed 2020-03-19
CIK 1598674

Use these links to rapidly review the document

PART IV
Casper Sleep Inc. and Subsidiaries Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-39214

Casper Sleep Inc.
 (Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-3987647 (I.R.S. Employer Identification No.)
Three World Trade Center 175 Greenwich Street, Floor 39 New York, NY (Address of principal executive offices)	10007 (Zip Code)

Registrant's telephone number, including area code: (347) 941-1871

         Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.000001 par value	CSPR	The New York Stock Exchange
(Title of each class)	(Trading Symbol(s))	(Name of each exchange on which registered)

         Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

         Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐    NO ☒

         Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐    NO ☒

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐    NO ☒

         Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☐    NO ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Small reporting company ☐ Emerging growth company ☒

         If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

         The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

         The number of shares of registrant's common stock outstanding as of February 28, 2020 was approximately 39,675,000.

DOCUMENTS INCORPORATED BY REFERENCE

         None.

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. Statements regarding our future results of operations and financial position, the anticipated impact of the novel coronavirus on our business, our business strategy and plans and objectives of management for future operations, including, among others, statements regarding expected growth, future capital expenditures and debt service obligations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "targets," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to statements about:

  •
  our ability to compete successfully in the highly competitive industries in which we operate;

  •
  our ability to maintain and enhance our brand;

  •
  the success of our retail store expansion plans;

  •
  our ability to successfully implement our growth strategies related to launching new products;

  •
  the effectiveness and efficiency of our marketing programs;

  •
  our ability to manage our current operations and to manage future growth effectively;

  •
  our future operating performance;

  •
  our ability to attract new customers or retain existing customers;

  •
  the growth of the market for sleep as a retail category and our ability to become a leader or maintain our leadership in the category;

  •
  the impact of social media and influencers on our reputation;

  •
  our ability to protect and maintain our intellectual property;

  •
  our exclusive reliance on third-party contract manufacturers whose efforts we are unable to fully control; and

  •
  other risks and uncertainties set forth under "Risk Factors."

        The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these factors include, but are not limited to the factors set forth under "Risk Factors." Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

        In addition, statements that "we believe" and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information.

        These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

        You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

        These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of any new information, future events or otherwise.

 BASIS OF PRESENTATION

        As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to "we," "us," "our," the "Company," "Casper," and similar references refer to Casper Sleep Inc. together with its subsidiaries.

        Certain monetary amounts, percentages, and other figures included in this Annual Report on Form 10-K have been subject to rounding adjustments. Percentage amounts included in this Annual Report on Form 10-K have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this Annual Report on Form 10-K may vary from those obtained by performing the same calculations using the figures in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Certain other amounts that appear in this Annual Report on Form 10-K may not sum due to rounding.

PART I

Item 1.    Business.

Overview

        People spend more time sleeping than on any other single activity throughout their lives. When we sleep better, we experience better hours awake, making us more productive, creative, happy, and healthy. We believe sleep is rapidly becoming the third pillar of wellness and is poised to undergo the same massive transformation that fitness and nutrition have as they became major consumer categories.

        As the wellness equation increasingly evolves to include sleep, the business of sleep is growing and evolving into what we call the Sleep Economy. We are helping to accelerate this transformation. Our mission is to awaken the potential of a well-rested world, and we want Casper to become the top-of-mind brand for best-in-class products and experiences that improve how we sleep.

        As a pioneer of the Sleep Economy, we bring the benefits of cutting-edge technology, data, and insights directly to consumers. We focus on building direct relationships with consumers, providing a human experience, and making shopping for sleep joyful. We meet consumers wherever they are, online and in person, providing a fun and engaging experience, while reducing the hassles associated with traditional purchases.

        We do all of this because we understand the consumer. Shopping for sleep is a highly considered and personal decision. Today's consumers research their purchases and move freely back and forth from online to offline. At Casper, we put the consumer first in everything we do and invest to ensure long-term valuable relationships where consumers return again and again to shop for more sleep products and services.

        We believe great brands win over the long-term and have the ability to change the culture around them. We have endeavored to build a brand that is genuine, trustworthy, and approachable, as well as fun and playful. Through our investment in a sophisticated and integrated marketing strategy, we engage consumers across the entire consumer journey, from our iconic public transit advertising campaigns, to our "Napmobiles" and experiential retail store concepts, to our category-leading social media presence. We see the Casper brand as a valuable asset that we are utilizing to help capture a large share of the Sleep Economy.

        Product innovation and excellence lie at the heart of our business. Since the release of our first product, the award-winning Casper mattress, we have expanded into pillows, sheets, duvets, bedroom furniture, sleep accessories, sleep technology, and sleep services. We design and engineer our products in-house at Casper Labs. We believe this state-of-the-art research and development facility puts Casper on the cutting edge of sleep innovations. We employ a team of data-driven researchers, designers, and engineers focused on building a better night's sleep through innovative new products such as our Wave mattress with hyper-targeted support technology and the revolutionary Glow Light, which is designed to synchronize with the body's circadian rhythm and was named one of Time Magazine's Best Inventions of 2019. We are also planning to launch the next generation of Casper mattresses in March 2020, a portfolio of mattress products incorporating new materials, technologies and pricing options, all centered around our mission of bringing better sleep to more consumers. The new collection also reflects our response to consumer and retail partner demand for increased product options at more price points. We believe that no other company catering to the Sleep Economy has our level of product development talent, resources, data-driven insights, or expertise.

        We seek to deliver a joyful shopping experience, regardless of sales channel. Our consumer experience includes knowledgeable and consultative sales associates, appealing and thoughtfully curated stores, immersive in-store trials, engaging and convenient online shopping, and fast and flexible delivery. The Casper experience allows consumers to seamlessly navigate between online and offline channels, eliminating boundaries, and reducing the friction associated with traditional purchases. As of December 31, 2019, we distributed our products directly to customers in seven countries through our e-commerce platform, 60 Casper retail stores, and 18 retail partners.

The Sleep Economy

        We believe that the Sleep Economy represents a rapidly growing and traditionally fragmented market.

        Consumers are increasingly recognizing quality sleep as a key component of a healthy lifestyle. There are many factors affecting sleep quality, including light, sound, temperature and humidity, mattress and bedding selection, as well as bedtime and wake-up rituals. Importantly, we believe that sleep consists of more than just the act of sleeping, and instead, includes the entire set of human behaviors that span from bedtime to wake-up and affect sleep quality—this is what we refer to as the Sleep Arc. With outspoken proponents, from CEOs and business leaders to celebrities and professional athletes, the concept that high-quality sleep is critical to health and wellness is becoming well known. Further, as consumers become educated around the serious potential health consequences of poor sleep, they are poised to spend more on sleep products in the same way that they have increased spending in other areas of health and wellness. However, unlike other categories of health and wellness, historically there were no powerful brands that provided holistic solutions to the Sleep Economy. Instead, the Sleep Economy has traditionally been characterized by a fragmented set of providers across different products, services, and use cases.

        Our approach is to offer products and services across the entirety of the Sleep Arc under one brand. Our offerings encompass traditional sleep categories for consumers, such as mattresses, soft goods, and bedroom furniture, and are increasingly focused on non-traditional categories, including products that promote the ideal ambience for sleep, such as lighting, sound, scents, temperature, and humidity; sleep technology, such as tracking devices, medical machines, bedside clocks, and connected devices; sleep supplements, such as sprays, pills, and vitamins; and sleep services, such as digital apps, meditation, sleep programming, and counseling. Beyond the daily sleep needs of adults, we aim to meet a range of use cases with unique product and service needs, such as for travel, children and babies, and pets. We believe we are the first company that understands and serves the Sleep Economy in a holistic way.

The Sleep Economy is Large and Growing

        The Frost & Sullivan Assessment forecasts the global Sleep Economy to be $432 billion in 2019, growing at a CAGR of 6.3% to $585 billion by 2024, and forecasts the U.S. Sleep Economy to be $79 billion in 2019, growing at a CAGR of 3.6% to $95 billion by 2024.

        The global Sleep Economy is comprised of a variety of products, services, and applications. The total market size of the categories and geographies we currently address is $67 billion in 2019, leaving significant opportunity for growth.

Our Competitive Strengths

        We believe we are changing the way that people shop for sleep by transforming what has historically been an impersonal, highly-pressured, one-time transaction into a rewarding and long-term relationship. Sleep products are highly personal and purchases of sleep products can require substantial consumer time and research. We understand that the path to purchase typically includes multiple touchpoints across both physical and online sales channels and can span weeks or months of education and deliberation.

        We have built a company based on this understanding of our consumers' purchasing behavior, with a focus on building long-term relationships where consumers return again and again to shop for more sleep products and services. We believe our trusted brand, continued investment into the consumer experience, innovative products, multi-channel approach, and relentless focus on data have resulted in strong customer relationships with significant lifetime values. We have compelling experiences with customers making repeat purchases despite the fact that the traditional replacement cycle of many of our products is longer than Casper's existence. Importantly, 23% of customers in our direct-to-consumer channel in 2019 were repeat customers.

        The following strengths differentiate us from our competitors and drive our success.

  •
  A Transformational, Consumer-Centric Sleep Brand.  We see Casper's powerful brand as a market-defining opportunity and a valuable asset, and we have elevated our brand through a sophisticated, data-driven, and integrated marketing strategy. The success of this strategy has helped us build our brand into a household name and created a large and highly engaged consumer following.

  •
  An Innovative Products and Services Platform Built for Better Sleep.  Since our founding in 2014, Casper has delivered innovative products and services that enable our customers to achieve a better night's sleep. Our story started with our first product, the award-winning Casper mattress, which was rated America's number one mattress in October 2018 and named one of "The Most Influential Products of the Past Decade" by Consumer Reports in December 2019. We subsequently developed a range of mattresses and expanded into pillows, sheets and duvets, bedroom furniture and accessories, sleep technology, and related services. Product innovation and excellence lie at the heart of our business. Based in San Francisco, Casper Labs has over 25,000 square feet of fabrication and test space, featuring state-of-the-art capabilities to test against a wide range of factors affecting sleep quality. Casper Labs controls every aspect of our product offering, including design and construction, material performance requirements, manufacturing protocols, supplier selection, packaging specifications, and quality assurance. We believe that no other company in the category has our level of product development talent, resources, or expertise. Casper Labs innovates throughout the Sleep Economy, expanding the frontiers of sleep through the integration of data science and human-centered research and design. We believe the high-quality nature of our products and continual iterative improvement have helped drive Casper's strong repeat customer business, with a repeat customer rate of 23% for the year ended December 31, 2019.

  •
  A Joyful Consumer Experience.  We believe a joyful consumer experience differentiates us from legacy competitors. Our consumers benefit from knowledgeable, consultative sales associates, appealing and thoughtfully curated stores, immersive in-store trials, engaging and convenient online shopping, and fast and flexible delivery. Our approachable and transparent shopping experience is achieved through:

  •
  Curated product selection across the Sleep Arc;

  •
  Simple and playful product education;

  •
  Immersive in-store trial;

  •
  Data-driven, personalized service;

  •
  Consistent and transparent pricing; and

  •
  Convenient, easy path to purchase and delivery with multiple touchpoints to meet consumers where they want to interact with us.

  •
  Synergistic, Multi-channel Go-to-market Approach.  Unlike many of our competitors, Casper puts the shopping experience on the consumer's terms, empowering them to seamlessly navigate between offline and online channels. Our data shows that the path to purchase may include multiple touchpoints across both physical and online sales channels and can involve weeks of education and deliberation. We distribute our products through a flexible, multi-channel approach, combining our direct-to-consumer channel, including our e-commerce platform and retail stores, with our retail partnerships. Our presence in physical retail stores has proven complementary to our e-commerce channel, as we believe interaction with multiple channels has created a synergistic "network effect" that increases system-wide sales as a whole. Additionally, our retail partnerships allow us to further grow our brand reach as we selectively pursue partnerships with like-minded retailers.

  •
  Agile, Data-Driven Business.  We believe we have more data on consumer sleep behavior than any other competitor, and we use it to enhance all areas of our business. Our in-house teams of data scientists and analysts leverage the data we gather from a variety of sources, such as webpage visits, retail points of sale, media partners, consumer reviews, and various third-party data sources, for insights to enhance various areas of our business including new product development, current product improvements, casper.com user experience optimizations, pricing, and delivery improvements. We also leverage sophisticated proprietary marketing decision models to inform both our absolute spend and our relative spend allocation among marketing channels, as well as the pacing of spend by part of day and week.

Our Growth Strategy

        While we are proud of our accomplishments to date, we believe the most exciting opportunities for Casper's growth story lie ahead and we intend to pursue the following strategies to help us achieve this growth.

  •
  Increase Brand Awareness and Equity to Acquire New Customers.  Increasing brand awareness and growing favorable brand equity among consumers in both existing and new markets has been, and remains, central to our growth. We are excited about the opportunities that we believe will follow as awareness continues to grow. We drive brand awareness through a combination of sophisticated, multi-layered marketing programs, word-of-mouth referrals, experiential brand events, retail expansion, and ongoing product usage. A core tenet of our brand growth strategy is offering consumers increased ways to engage with our products and services, both online and offline through our direct-to-consumer channel and our retail partners.

  •
  Expand Direct-to-Consumer Presence and Network of Retail Partnerships.  As of December 31, 2019, we operated 60 retail stores, up from 23 stores at the end of 2018. We plan to continue the rollout of new Casper retail stores to strengthen our footprint in existing cities, while selectively entering into new cities in the United States, Canada, and other international markets.We expect that our typical new stores will have between 1,750 and 2,250 square feet of sellingspace. In addition, as of December 31, 2019, we worked with 18 retail partners, up from 11 partners at the end of 20l8. We tailor our approach to each retail partner with a variety of options, including unique floor positioning, visual merchandising, inventory availability, flexible packaging options, training, and marketing support while maintaining consistent brand, pricing, and product SKU offerings across our business. The growth of our offline presence through our retail stores and retail partnerships elevates the reach of our digital consumer experience. We believe our multi-channel expansion creates synergies and that these channels, to date, have proven to be complementary, not cannibalistic.

  •
  Invest in New Products and Services.  We plan to continue to offer products and services that span and work together across the entire Sleep Arc. We believe this expansion will attract new customer segments and retail partners, as well as enhance average order value, increase attachment rate opportunities, and deliver higher overall customer lifetime value. Casper Labs sits at the center of our ability to continue bringing innovative and enhanced performance-driven products to market with both speed and excellence. We anticipate that growth of our products and services will span entirely new categories of the Sleep Arc, including new sleep technologies that address the environmental factors of light, sound, touch, and scent; new services and content such as digital apps, meditation, sleep programming and counseling; and new use cases for our products, including options for travel, children and babies, and pets.

  •
  Drive Continued Operational Excellence.  We are committed to improving productivity and profitability through a number of operational initiatives designed to grow our revenue and expand our margins. To date, Casper has had significant results improving gross margins, achieving 49.0% in gross margin for the year ended December 31, 2019, up from 44.1% for the year ended December 31, 2018. We believe there is opportunity for continued improvement in gross margins, marketing efficiencies, and operating leverage through these key initiatives:

  •
  Optimize pricing;

  •
  Reduce product returns;

  •
  Invest in supply chain;

  •
  Drive marketing efficiencies; and

  •
  Achieve operating leverage.

  •
  Expand into New Countries.  Casper currently operates in seven countries—the United States, Canada, the United Kingdom, Germany, Austria, Switzerland, and France—with product and service offerings tailored to each market by channel but maintaining a consistent brand and consumer experience. We intend to expand into new international markets organically, through acquisitions, and through other partnership opportunities, depending on the best product and channel strategy for each country or region.

The Casper Philosophy

        We dream big at Casper and are on a mission to awaken the potential of a well-rested world. We are guided by our conviction in building a business, category, and community that promote great sleep. At Casper, we are mission drivers, collaborators, builders, and pioneers, always trying to deliver a unique brand of humor and wit that we call "zing." We are consumer-centric to the core, and strive to offer a seamless, consultative, and joyful experience focused on improving the way the world sleeps. Our brand is genuine, trustworthy, and approachable, as well as fun and playful. We believe the joy and simplicity we seek to bring to consumers and our retail partners is universally refreshing, uniquely Casper, and the key to revolutionizing how people think about and shop for sleep.

        We are committed to providing consumers with an elevated experience that they can see and feel through our brand, marketing interactions, products, services, and distribution channels. Buying sleep products is a very personal decision, and most consumers take time to research and compare options, solicit advice from friends and family, and draw upon previous experiences before making their final purchase decision. We work tirelessly to engineer shopping experiences that emphasize both the simplicity of our product portfolio (typically with "good-better-best" options in each category) as well as the consistency in the Casper brand experience and product design across all our channels.

        Casper was founded with a consumer-first approach and we continue to leverage customer feedback, behavior, and insights to guide our long-term strategy and daily decision making. Behind the scenes, Casper connects the power of this information to create a cycle of continuous, impactful improvements throughout our business. We are genuinely interested in the feedback and support of consumers, peers, and partners, and believe our work is better for it. Our "zing" and data-driven insights run throughout our business, from creative executions to unique store designs, and from forward thinking retail partnerships to our award-winning, innovative product portfolio.

Products

        The sleep experience extends beyond the time we are asleep. Casper believes sleep solutions should do the same. We envision the sleep experience as an arc, from soothing pre-bedtime rituals, to late night dreams, and awakening rituals. We design products to address the full Sleep Arc because we believe it is the best way to truly improve sleep.

        Our design philosophy is centered on the idea that sleep is both deeply technical and highly personal. Our approach to design is rooted in this belief, which balances the scientific and the emotional aspects. We call it "Cozy Performance" and we express that in every product and experience we design. All Casper products are thoughtfully designed and rigorously tested to provide sleep solutions grounded in consumer needs, preferences, insights, and feedback. We use high-quality materials that provide quality sleep with an emphasis on look and feel.

        We thoughtfully curate our product and service offerings. We offer a limited selection of distinct products in each category at various price points, which target a range of consumer needs and budgets. As we expand our product portfolio, we intend to develop sleep products that address the factors of sight, sound, smell, touch, temperature, humidity, and body position across the full Sleep Arc, which will offer distinct and complementary benefits to our existing offerings. Our product and services portfolio as of December 31, 2019 is comprised of six categories: mattresses, soft goods, furniture, connected sleep, accessories and third-party products, and services.

Mattresses

        At the core of the Sleep Arc, the mattress is the base for a good night's sleep. Our thoughtfully-designed mattresses provide comfort, including ergonomic support, thermal comfort, pressure relief, motion isolation, easy position realignment, and long-term durability. We currently offer mattresses at three different tiers to address the needs of different consumers. Each of our mattresses has our signature "Just Right" feel and utilizes a highly breathable, bouncy, soft top layer over a pressure relieving memory foam layer, which is designed to support, comfort, and cool the body, leading to better-quality sleep. All of our mattresses are designed and engineered in-house by the research and development team at Casper Labs. Additionally, each of our mattresses has a 100-night, risk-free trial and a 10-year limited warranty. All mattresses are compressed, roll-packed, and shipped in our innovative box and delivered to customers through common carrier delivery, in-store pick-up, or in-home set-up.

The Wave Series

        Our Wave Series is our premium mattress collection. We offer the Wave in both our signature foam and spring-hybrid version, both of which come with complimentary delivery and in-home setup.

        The Wave.    Our advanced foam mattress provides ergonomic support and temperature regulation at a premium price point. Measuring 13 inches in height, it has five layers of premium foam including a velvety soft top layer. While traditional pillow-top mattresses tend to sag over time, our soft top layer is built for durability. Additionally, the Wave has our Hyper-Targeted Support technology that utilizes gel pods and surface contouring design to provide for precise and nuanced support of the human body, as well as a humidity-fighting wool cover to provide enhanced cooling.

        The Wave Hybrid.    Our most advanced overall mattress combines resilient springs with hyper-targeted ergonomics. Measuring 13 inches in height, it features five layers of premium foam, targeted gel pods to support the hips and core, and fabric-wrapped springs set into a foam perimeter to provide enhanced edge support. The gel pods support the body at key points and the air-flow friendly coils, perforated breathable foam, and humidity-fighting wool cover provide enhanced cooling.

The Casper Series

        Our Casper Series is our most popular mattress collection. We offer the Casper mattress in both our signature foam and spring-hybrid version, both of which feature Zoned Support technology that provides firmer support under the hips and a softer support under the shoulders for spinal alignment and comfort.

        The Casper.    Our signature mattress measures 12 inches in height and has four layers of premium foam to create the perfect balance of body support, breathability, comfort and spinal alignment.

        The Casper Hybrid.    This mattress combines our signature foam mattress design with springs for added support and better cooling technology. Measuring 12 inches in height, this mattress has four layers of premium foam, resilient and gentle coils for added lift, and enhanced edge support with end-to-end springs.

The Essential Series

        The Essential Series provides our "Just Right" feel at an affordable price point. The Essential mattress provides ergonomic support through a unique combination of pressure-relieving, yet highly supportive foams that are also open cell and highly breathable to enable cooler sleeping.

        The Essential, measuring 11 inches in height, offers an introduction to the comfort of a Casper-engineered mattress. It features streamlined support with three layers of premium foam that include a supportive bottom layer, a pressure-relieving memory foam middle layer, and a soft, resilient, breathable top layer. The Essential is our entry-level mattress.

The Casper Snug

        The Casper Snug, at eight inches in height, features two layers of our premium, open-cell foam, providing pressure-relieving, highly supportive foams that are also breathable.

        The Casper Snug comes in a unique and innovative "mini-box," which measures just 24 inches in height by 16.5 inches in width. We leveraged new developments in mattress compression and folding technologies to design a finished product that is more compact and portable than our other existing mattress products, thus allowing retail partners who have limited space to carry more of our mattress products on their shelves and their consumers to more easily take our product home from the store.

        Currently, The Casper Snug is available through select retail partners.

Soft Goods

        Sleep soft goods, such as pillows, sheets, and blankets, offer both emotional and functional benefits for consumers. Soft goods have a measurable impact on sleeping quality through breathability, humidity management, and ergonomic support. Due to the intimate nature and high visibility of these products in the home, consumers' decisions are also affected by a number of elements like brand, materials, softness, colorways, and other aesthetic points. Casper has created a line of soft goods that balances the emotional and functional considerations, offering pillows, sheets, duvets, mattress protectors and quilts.

Pillows

        Pillows affect the body's contour and help with spinal alignment. The pillow is the natural extension of our mattress collection to support the sleep journey.

        The Casper Pillow.    Our Original Casper Pillow features an innovative pillow-in-pillow design that is both supportive and soft and utilizes an inner pillow filled with supportive gel fibers and an outer pillow that has a plush, cushioning feel. Fibers of different sizes are blown into the pillow covers, producing pillows that are soft, supportive, and shapeable. The pillow covers are made from high-quality Percale cotton that offers a cool and supple feel that softens with use. The Casper Pillow is offered in two sizes.

        The Down Pillow.    Our Down Pillow features a unique five-chamber structured design that combines breathability with support. The down used in our Down Pillow is ethically sourced and certified by the Responsible Down Standard. The Down Pillow offers luxurious comfort by combining an airy feel with responsive support. The Down Pillow is offered in two sizes.

        The Foam Pillow.    Our Foam Pillow has a three-layer design with a supportive inner layer which contours to the head and neck in all sleep positions, while plush outer layers offer cushioning comfort. Designed with tiny channels in the foam, our Foam Pillow circulates air for a cooling sleep experience. It also features low and high density foams for added comfort. The Foam Pillow is offered in two sizes.

        Bedding.    Bedding can have a significant impact on sleep comfort and Casper believes that bedding should be soft, cozy, and inviting, but also should help manage the sleep microclimate under the covers. Most significantly, ideal bedding should help manage humidity of the microclimate, as high humidity can lead to sweating, discomfort, and restlessness that disrupts sleep cycles and lowers sleep quality. We have developed a variety of bedding products including sheets, duvets, quilts, and mattress protectors offered in a variety of sizes and price points.

        Sheets.    We are changing the conversation around sheets. Consumers have been taught to assign value based on thread count, however higher thread count does not always mean better sleep—and, in fact, higher density threads can actually make sheets heavier and less breathable. We offer three types of sheets, Weightless Cotton, Cool Supima®, and Sateen, all focused on helping manage the sleep microclimate. All sheets and covers offer additional features like securing snaps, visual cues indicating head and foot positions, and high-grade elastic, so consumers spend less time making the bed, and more time sleeping in it.

        Duvets.    We offer two types of duvets: the Down Duvet and the Humidity Fighting Duvet. The Down Duvet, which uses down that is ethically sourced, as certified by the International Down and Feather Testing Laboratory, has a 100% cotton shell and is constructed with proprietary sewn-in chambers to keep the down in place. The Humidity Fighting Duvet has similar features to the Down Duvet but includes an added layer of merino wool that naturally wicks moisture away and to help better regulate temperature and humidity thus avoiding being too hot at night.

        Mattress Protectors.    We provide a waterproof mattress cover to help protect the mattresses against dirt, spills, and normal wear and tear. The mattress protector uses a waterproof laminate sourced from the outdoor apparel industry to provide maximum breathability while retaining waterproofness.

        Weighted Blanket.    Our Weighted Blanket is designed to promote relaxation and reduce anxiety. The Weighted Blanket is available in three weight options—10, 15 and 20 pounds.

        Quilts.    Our Airy Linen Quilt is made of 100% Belgian flax linen and includes a layer of merino wool to help regulate the sleep microclimate humidity.

Furniture

        We created a line of furniture that was rigorously designed and tested to further support a positive sleeping experience for our customers. Our furniture offerings provide a natural attachment to our mattresses and consist of a variety of static and adjustable bed frames and a nightstand.

Bed Frames

        Bed frames elevate the mattress and provide support. Our decision to offer bed frames was a direct response to feedback from our customers who wanted ways to customize their sleep experience and to ensure their mattress was properly supported. We have developed multiple bed frames: the Foundation, the Platform Bed, two adjustable bed frame models and the Upholstered Bed Frame. All of our bedframes are flat-packed and designed for easy assembly.

        The Foundation.    Our entry-level bed frame provides an alternative to a traditional box spring.

        The Platform Bed Frame.    We provide two colors of the Casper Platform Bed Frame. An add-on headboard is also available, offered in three colors providing an attractive addition to any bed.

        The Adjustable Bed Frames.    We have two adjustable bed frames, the Adjustable that includes head and foot articulation and the Adjustable Pro that includes additional comfort features like under-bed lighting, a massage setting, and increased articulation settings.

        The Upholstered Bed Frame.    The Upholstered Bed Frame is a fabric-wrapped bed frame offered in three custom textiles.

The Casper Nightstand

        The Casper Nightstand is designed with a clean, modern look and contains generous storage. We offer The Casper Nightstand in two versatile colors: white and slate.

Connected Sleep

        Technology does not yet play a meaningful role in helping most people sleep, and in fact, often contributes to chronic lack of sleep. We believe, however, that well-designed sleep technology can significantly improve sleep quality and behaviors. There is opportunity for development of new sleep technologies across the full Sleep Arc as well as across environmental factors like light, sound, touch, and scent. We believe that technology will increasingly play a role in improving sleep quality.

The Glow Light

        The Glow Light leverages both science and emotion to enable better sleep throughout the complete Sleep Arc. From winding down naturally, to midnight snacks, to gently waking in the morning, the Glow Light helps our customers achieve better sleep in a simple and clean form through intuitive gesture controls. To develop the Glow Light, we applied millions of data points, as well as years of expertise in sleep research and science to address a top environmental factor—light—that often gets in the way of a good night's rest. While most lights keep us awake, the Glow Light is designed to help lull you in and out of sleep with a warm, gradually dimming light that cues your body for bed and helps to establish healthy sleep patterns. The Glow Light also has a night light lantern mode that lets you take the portable light with you, limiting your exposure to bright overhead lighting which can negatively impact your ability to fall back asleep. The Casper Glow was named one of Time Magazine's Best Inventions of 2019.

        The Glow Light is complemented by the Casper Glow app (available on both iOS and Android) for setup and customization. The app that accompanies the Glow Light also allows you to control dimming timing. For example, timing can be controlled such that, for nighttime, the Glow Light starts to gradually dim, mimicking a sunset; in the morning, the light starts to gradually brighten, mimicking a sunrise, easing you into the day and out of sleep. The app also helps control up to six Glow Lights that can be networked together using built-in Bluetooth technology.

Accessories and Third-Party Products

        We design and curate products and services across The Sleep Arc. Our accessories and third-party products address various needs along The Sleep Arc and help promote sleep quality for consumers.

The Casper Dog Bed

        Inspired by our belief that our dogs deserve to live in a well-rested world too, we engineered a durable dog bed to create a comfortable sleep environment for all dogs. Inspired by denning behavior, the Casper Dog Bed includes a bolster that provides security and a loose center section to allow for digging and nesting behavior.

Nap Pillow

        The Nap Pillow is a smaller version of the original pillow, giving consumers the ability to take the comfort of Casper anywhere. The Nap Pillow is made with fine, silky microfibers and finished with breathable Percale cotton, to help sleep cool. The Casper Nap Pillow comes in one-size-fits-all with a mini pillowcase and drawstring travel bag.

The Mattress Topper

        The Mattress Topper is a plush topper that offers Casper comfort on any mattress. The Mattress Topper measures three inches in height and consists of an Alt-Latex top, Graphic Latex middle and viscoelastic bottom to create a soft, buoyant feel.

Third-Party Products

        Casper is frequently approached by other innovative companies seeking to introduce their products to our customers. Likewise, our customers look to us for recommendations on additional products that can help them achieve better sleep. As a result, we occasionally partner with other companies on curating and selling third-party products that we believe enhance the sleep experience and reinforce our position as an authority on sleep.

        The products we curate are designed and produced with the same high standards as our own. Additionally, the data collected on third-party product transactions helps to inform our consumer-centric strategy and product development pipeline. Any third-party product we offer is designed to address consumer needs across The Sleep Arc, and the portfolio of products is continuously evolving based on consumer feedback, product performance, and seasonality, among other factors.

Services

        We offer services that complement and complete the sleep experience. Our service offerings are currently focused on providing a seamless purchase and delivery experience, an extended warranty and providing a range of financing options. We offer various delivery options, including in-home set-up, as well as mattress removal, no-hassle returns, and product warranties that all focus on providing enhanced speed and quality of experience to consumers. We also offer flexible financing solutions through third-party financing partners which allow customers to pay over time with rates as low as 0% APR and with no hidden fees.

        We aim to offer services that provide customers the opportunity to interact in new ways. In early 2019, we launched The Casper Sleep Channel—providing complimentary and engaging social media platform offering meditations, bedtime stories, and sounds to help you fall asleep. The Casper Sleep Channel content is informed by members of our Sleep Advisory Board. With the launch of The Casper Sleep Channel, we are demonstrating our leadership across the Sleep Arc and further owning the hour before bedtime.

Consumer Experience

        To match our innovative product and distribution strategies, we have invested in developing a differentiated consumer experience, centered on sleep and the consumer. Our consumer-centric approach manifests in many ways, from our simple, intuitive product education, to immersive trial environments in our retail stores, to personalized sleep consultations from our Sleep Specialists, to seamless delivery and 100-night mattress trial. The key components of our consumer experience across channels include brand discovery across multiple consumer touchpoints, a convenient and easy path to purchase, flexible delivery options, and a welcoming and ongoing relationship with our customers. Through our approach to offering a differentiated experience, we strive to build meaningful and long-term relationships with consumers. Our customers demonstrate their satisfaction by returning to buy more and more Casper products.

Consumer-Centric Channel Strategy

        We meet consumers where they prefer to engage with us through our direct-to-consumer platforms and retail partners. We offer a consistent Casper experience that is centered on sleep across all channels.

        Buying sleep products is a very personal decision, and most consumers take time to research and compare options, solicit advice from friends and family, and draw upon previous experiences before making their purchase decision. As consumers move between the online and offline channels to inform their decisions, we work tirelessly to engineer shopping experiences that emphasize both the simplicity of our product portfolio, as well as the consistency in the Casper brand experience and product design across all of our channels. Unlike most other Sleep Economy companies, Casper puts the shopping experience on the consumers' terms, empowering them to seamlessly navigate between traditional offline and online boundaries. Our go-to-market approach leverages multiple channels to create a differentiated and joyful experience, eliminating friction and boundaries. The Casper experience allows consumers to seamlessly navigate between online and offline channels, eliminating boundaries, and reducing friction associated with traditional purchases.

Direct-to-Consumer Channel

        Casper.com provides a friendly and educational shopping experience, inviting consumers to enter and explore our brand. The site offers our entire product portfolio and features sleep education, empowering the consumer to design a sleep experience that meets their individual needs. The website delivers differentiated customer service by allowing consumers to communicate with a Sleep Specialist directly through the "talk to a human" portal including phone, chat and email support. Because our website serves as a touchpoint for consumers at various points in their journey, our goal is for casper.com and retail locations to feel like one continuous store. As such, we use our website to facilitate discovery of our physical locations through our store directory and sleep trial appointment portal.

        Since our founding, consumers began knocking on the door of our first office to try Casper products, and we quickly recognized the importance of physical retail. This prompted us to launch sleep-centered pop-up stores, develop a "Napmobile" that crossed the United States and Canada, and to experiment with a wide variety of interactive and experiential retail concepts. We have leveraged those experiences and data to design our stores from the ground up.

        We launched our first retail concept in Los Angeles in 2015, followed by permanent retail stores in San Francisco and New York in 2017 and 2018, respectively, and, as of December 31, 2019, we had 60 retail store locations across the United States and Canada. Our retail stores are thoughtfully designed to deliver an intimate trial experience and the opportunity to interact with our full portfolio of sleep products in a fun, relaxed manner. The store environment is bright, cheerful, sleep-themed, and full of delightful features. The retail stores feature a modular, flexible design to optimize individual store flow, enabling different floor set-ups as we launch new products, reflect seasonal changes, and improve client flow. Each store stocks nearly all of our products in inventory, allowing consumers to take products home immediately if they wish to.

        Our retail store culture is built around a "one team" concept with deep expertise from a variety of top retailers and industries. They are data-driven, highly iterative, and obsessively responsive to consumer feedback. We staff our retail stores with trained Sleep Specialists who are able to provide consumers a consultative and personal experience by listening carefully and then recommending the best solutions to address their sleep needs and budget.

        We undertake extensive market research and leverage both internal proprietary models and third-party tools to select optimal high foot-traffic and visible locations to open our retail stores. We have developed new store opening procedures, using each new opening as a learning opportunity to refine the process further. This strategy focuses on maximizing the probability of our stores' success while balancing cost control and speed to open.

Retail Partnerships

        Our network of retail partners' stores and websites improves Casper's brand awareness, builds credibility and opens up new geographies and demographics to us. We are often approached to work with industry-leading retailers and selectively partner with those that have an image and approach that are consistent with our mission and values. These relationships are mutually beneficial, as the Casper brand and quality of offerings help drive foot and website traffic in key demographics for our retail partners, while also increasing traffic to casper.com and Casper stores in the cities where we have retail partnerships.

        As of December 31, 2019, we had 18 retail partners, including Amazon, Costco, Hudson's Bay Company, and Target, that sell our products across the United States, Canada, the United Kingdom, France, and Germany. Generally, Casper products sold through retail partners are consistent with respect to the SKUs, pricing, customer service support and features (e.g., 100-night mattress trial) offered in our direct-to-consumer channel to ensure a cohesive customer-centric focus across all channels. We do however restrict product offerings to match each partner's target consumer positioning and to provide differentiation for our direct-to-consumer channel. A single retail partner accounted for 11% of our revenue, net in the year ended December 31, 2019.

Marketing

        Casper's sophisticated, integrated marketing strategy engages consumers wherever they are, enabling us to be the go-to authority for sleep insights and solutions. We constantly evaluate and adapt our marketing strategy using proprietary models that drive investment spend, channel strategies, and creative mix. For the year ended December 31, 2019, we invested $154.6 million in marketing.

        The key tenets of our marketing strategy are:

        Creative Brand Messaging.    From the beginning, our brand voice and aesthetic focus have set us apart in an industry that in our view desperately needed a wake-up call. All Casper campaigns are led by our in-house marketing team and creative studio, ensuring consistency across the brand and business. Our brand narrative has expanded beyond emotional and functional storylines, to champion the importance and power of sleep, which we see as a key long-term differentiator. We believe our messaging reinforces our creative and joyful brand while conveying the value of our products, differentiating us from the transaction-driven campaigns of many of our competitors.

        Channel Flexibility.    We directly engage consumers across a dynamic array of marketing channels. We strive to maintain consistent messaging across all platforms, creating a cohesive network of touchpoints. We have a diverse media mix—currently half of our spend is currently allocated to online and half offline. We utilize television, paid search, paid social media, direct mail, radio, podcasts, print media, affiliates, display/digital video, and retail partnership marketing.

        Direct Engagement Across Social Platforms.    We are proud of the success of our direct engagement approaches. We have pioneered new ways within our industry to engage consumers across social media platforms including Facebook, Instagram, YouTube, and Twitter. We were among the first to capture the "unboxing" phenomenon, where customers shared social media videos of themselves opening their new Casper mattresses, converting customers into brand advocates. We leverage our ability to interact directly with consumers to build meaningful, long-lasting consumer relationships.

        Data-Driven Allocation Decisions.    Our marketing approach reflects our focus on constant, data-driven experimentation and advanced analytics, and we are constantly optimizing return on marketing investment. We gather feedback in real-time, which we then leverage to improve our purchasing experience processes. We use in-platform reporting (such as Google AdWords and Facebook Ad Manager), our own in-market testing, and a variety of third-party measurement tools (such as iSPoT.tv) to gather and analyze data. We have proprietary marketing decision models that inform both our absolute spend, relative spend allocation among marketing channels and the pacing of spend by part of day and week. The bulk of our data models have been built in-house by a team of statisticians and engineers. Our data, experimentation and analytics sit at the heart of our marketing efforts, helping us to optimize our programs and identify opportunities for testing and expansion.

        Strong Brand Awareness.    Casper's marketing effectiveness has made it a trusted brand name with strong brand awareness. Casper also generates a significant amount of positive press endorsement and credible third-party reviews and accolades. Over the years, Casper has won many prestigious awards for our business, brand, products, and leadership—including Fast Company's 'Most Innovative Companies,' CNBC's 'Disrupter 50,' Digiday's 'Most Innovative Brand,' TIME's 'Invention of the Year,' and EY's 'Entrepreneur of the Year.' We believe that this unbiased validation of Casper is an effective marketing tool. We promote select articles and awards in paid social media, in our advertising, on our website, and on retail packaging to reinforce trust and credibility in our brand and business.

        We expect our marketing efficiency (which we define as net revenue as a percentage of total media spend over a specific time period) to improve over time as sales through our owned retail stores and retail partners increase. Because increasing sales through these channels requires minimal incremental marketing investment, we believe we will be able to drive natural leverage in our marketing efficiency.

Research and Development

        From its founding, Casper recognized the importance of bringing reimagined and performance-based sleep products, services, and experiences to market. We believe product, services, and experience innovation is a key differentiator and we invest significant resources into research and development. Our research and data-driven development process is rooted in three types of insight:

  •
  Consumer Needs and Behaviors.  Physical and emotional needs around sleep, sleep rituals, and consumer shopping behaviors regarding sleep products and services.

  •
  Sleep Science.  Biology and physics of sleep and how our products and experiences can leverage those disciplines to improve the quality of sleep.

  •
  Manufacturing.  Study of materials and manufacturing methods that help to perfect sleep science in order to address consumer needs.

        These combined insights guide us to new product, service, and experience ideas and new interpretations of existing product solutions.

        We look to create products that solve human sleep needs. We typically do not rely on third parties for ideas or white-label existing products or services. Instead, we perform regular and detailed qualitative field work and deep quantitative studies to understand consumer sleep patterns, behaviors, and preferences. We review primary scientific literature regarding sleep and work with our Sleep Advisory Board in concept generation and validation. We then enter an iterative process of prototyping and testing to refine and further validate ideas. Once we finalize design, materials selection and supply base, we move into production validation and manufacturing with third-party vendors. We believe this insight-led, iterative approach is unique in our industry.

        Our product development and innovation team is based at Casper Labs in San Francisco and is comprised of researchers, scientists, engineers and support staff. Casper Labs is focused on building a better night of sleep through new product and services development and the continuous improvement of existing offerings. The Lab itself features over 25,000 square feet of fabrication, test space, and machinery to facilitate experimentation and the development of new offerings. Casper Labs controls every aspect of our product offerings, including requirements, design and construction, material performance requirements, manufacturing protocols, supplier selection, packaging specifications and quality plans, among others. We perform simulated and human subject testing through our in-house sleep lab both at Casper Labs and with third-party partner labs. Casper Labs features state-of-the-art testing capabilities allowing us to test against a wide range of factors, including pressure, humidity, temperature, firmness, bounce, support, airflow, thermal resistance, compression, durability, sink and ergonomics. Further, through Casper Labs, we have developed a number of proprietary tools and tests to help measure certain aspects of sleep quality, including spinal alignment, sleep microclimate tracking and sleep state tracking, among others. We apply this rigorous testing model to each of our offerings so that we are continuously improving the way people sleep.

Supply Chain

        We manage a global supply chain of highly qualified, third-party manufacturing and logistics partners to produce and distribute our products. We work with partners who deliver production flexibility and scalability, can support new products, help our growing channel strategies, deliver low costs, and meet other required operational needs. Our global supply chain management team, including personnel in the United States, Europe, and Asia, manages these relationships and processes. This team researches materials and equipment, qualifies raw material suppliers, and assesses potential manufacturing partners for advanced production and quality assurance processes. They also direct our internal demand and production planning, approve and manage product purchasing plans, and oversee product fulfilment and transportation. We work with our manufacturing partners to ensure product quality and manufacturing process efficiency.

        We currently have third-party manufacturing partners located in various locations, including the United States, China, India, Canada, Germany, Belgium, and the United Kingdom, among others. We hold our manufacturers to rigorous quality and product conformance standards through frequent involvement, reporting requirements, contractual standards, and regular product and facility inspections. We create and provide the specifications for our products, own many of the molds and tooling that are critical in production of our products, and work closely with our manufacturing partners to improve their yield and efficiency. As such, our manufacturers are not required to have unique skills, technologies, processes, or intellectual property that factor into our ability to migrate to other manufacturing partners. While we have selected manufacturers for commercial and operational reasons, there are alternative firms that we believe we can qualify and engage to supply products and materials of the same quality, in similar quantities, and on substantially similar terms as our current providers. We have improved our supplier portfolio stability with standard master service agreement terms.

Further, to facilitate supplier collaboration and enhance order visibility, we have invested in enterprise resource planning technology and improved our advanced internal forecasting capabilities.

        The primary raw materials and components of our mattress products include foam, cotton, fabrics and roll goods that consist of fiber, ticking and non-woven materials. Non-mattress products' primary raw materials and components include steel, cotton, linen, wood, plastic, LED lighting materials, fabrics and roll goods, consisting of fiber, ticking and non-woven material (polyurethane foam, polyester fabric, wood, aluminum, steel, plastic, fiber, down, cotton and wool). We believe many of these materials are available from multiple vendors. We stipulate approved suppliers and control the specifications for key raw materials used in our products utilizing product lifecycle management software along with advancements in our qualification and engineering change management processes. We do not directly source significant amounts of these raw materials and components.

        To enforce our stringent product quality standards and exercise additional control over our manufacturing processes, we own product tooling and develop and approve manufacturing processes and quality assurance plans. To ensure consistent product quality, we provide detailed specifications for our products and inspect finished goods both at our manufacturing partners and upon delivery to our third-party logistics partners. As part of our quality assurance program we have developed and implemented comprehensive product inspection and facility oversight processes. These processes are performed by our employees and third-parties, who work closely with our suppliers to assist them in meeting our quality standards, improving their production yield, and throughput.

Distribution and Inventory Management

        Approximately two-thirds of our mattresses are shipped directly to our customers from our manufacturers. This inventory strategy allows us to minimize inventory investment while providing an average order to delivery period of less than three days. We also work with multiple third-party logistics providers to warehouse our products and manage shipments to our customers. These providers manage distribution activities including product receipt, warehousing, certain limited product inspection activities, and coordinating outbound shipping. They are strategically located in key markets to provide fast order-to-delivery times. Our warehouse management system at these distribution centers interfaces with our order management and enterprise resource planning systems to ensure inventory visibility and management. We believe our domestic and international providers have sufficient expansion capacity to meet our future needs.

        In addition to our warehouse management partners, we also partner with a provider of in-home set-up and removal for select products for consumers that opt into such services, in the majority of our city markets. In connection with the in-home set-up service, our customers can schedule and manage the delivery of their orders for certain products, with two of our key city markets offering same day scheduling. We manage inventory by forecasting demand, analyzing product sell-through, and analyzing our supply chain to ensure sufficient availability.

Competition

        We operate across the Sleep Economy, including in the mattress, soft goods, bedroom furniture, sleep technology and sleep services industries. We compete primarily on brand awareness, innovation, product quality and breadth, the quality of shopping experience, price, speed of delivery and product performance. The competitive environment of the industries in which we operate causes us to be subject to the risk of loss of market share, loss of significant consumers, reductions in margins and the inability to acquire new consumers.

        Within the mattress category, we compete primarily with legacy mattress manufacturers, retailers, and direct-to-consumer companies. Among the legacy mattress manufacturers, we compete with nationally recognized brand names such as Tempur Sealy International, Serta Simmons Bedding, and

Sleep Number. With respect to direct-to-consumer providers, we compete with more recent entrants to the market, such as Purple and Leesa.

        Within the soft goods category we compete in a diverse and fragmented market that includes new direct-to-consumer entrants such as Purple, Leesa, and Brooklinen, home goods brands of large retail chains such as Wal-Mart, Bed Bath & Beyond, Bloomingdale's and Macy's, designer labels such as Ralph Lauren and Martha Stewart and legacy mattress manufacturers such as Tempur-Sealy that also sell soft goods.

        With respect to the bedroom furniture category, which includes nightstands, bedframes and lighting, we compete mainly with department and furniture stores, including IKEA, Pottery Barn and West Elm, and primarily online retailers such as Amazon, Wayfair and Overstock.com.

        Finally, in the broader sleep category, which includes sleep technology, supplements and scents, among other things, we compete against a vast variety of fragmented firms across multiple industries.

Intellectual Property

        We have developed proprietary technologies that we believe provide us with an advantage in the Sleep Economy in which we operate. We seek to protect our intellectual property rights, including our intellectual property rights in these proprietary technologies, through patent, trademark, copyright and trade secret laws, as well as confidentiality agreements and other contractual provisions to restrict access to and disclosure of our intellectual property. Although many of our patents, trademarks, copyrights, and other intellectual property rights are not material to our business individually, we believe that, in the aggregate, our intellectual property rights have significant value and are important to the marketing of our brand and the favorable perception of our products.

        We own approximately three issued U.S. utility patents, six pending U.S. patent applications and 16 pending foreign patent applications. If the U.S. utility patents currently issued to us are maintained until the end of their terms, they will expire in 2035. We have also obtained protection for certain of our product designs. We own at least one registered design in each of Europe, Brazil, Canada, China, and Mexico, six in Australia, and own four U.S. design patents and ten U.S. design patent applications. Assuming they are maintained, the U.S. design patents currently issued to us will expire between 2031 and 2034, and the foreign design registrations will expire between 2025 and 2044. We also own approximately 30 U.S. trademark registrations, 126 foreign trademark registrations, 25 pending U.S. trademark applications and 51 pending foreign trademark applications, including for the marks Casper, A New Day in Sleep, Bedtime is Back, Great Minds Sleep Alike, and It's Bedtime Somewhere. While trademark registrations in both the United States and foreign countries have terms of limited duration (which may vary from country to country), there is no limit on the number of times that the registrations may be renewed if they remain in use in commerce, and if all required filings and payments are made with the applicable trademark offices. Further, even if a federal registration of a trademark in the United States is not renewed, the owner of the trademark may retain its common law trademark rights thereafter, for as long as the marks remain in use in commerce in the applicable state(s). Additionally, we own two U.S. copyright registrations and three Canadian copyright registrations. We do not view any of these registered copyrights as material to our business. For a discussion of the risks related to our intellectual property, see "Risk Factors—Risks Related to Our Business—Our efforts to protect and maintain our intellectual property may not be successful. Competitors have attempted and will likely continue to attempt to imitate our products and technology. We may not be able to prevent competitors from developing similar products or from marketing in a manner that capitalizes on our intellectual property. If we are unable to protect or preserve our intellectual property, our business may be harmed, and if our products or marketing violate the intellectual property rights of others, we may have liability and may be required to change our products and business practices."

Technology

        Technology is at the core of our strategy, powering our operational capabilities and the sustainable scalability of our platform. We believe that continuous investment in our technology has given us a competitive advantage and enabled fast innovation. Our service-oriented architecture combines custom, developed in-house applications with third-party software and services. Our infrastructure and services architecture provide security and data isolation.

        We use IT systems to operate, analyze and manage our business, to reduce operating costs and to enhance our customers' experience. Our main operating system, Oracle JD Edwards, is the core of the technology suite we use to enable the daily operations of our business. We leverage capabilities from technology leaders such as Oracle and Salesforce to run both packaged applications and internally designed and developed solutions. We run our technical operations from our headquarters in New York. We intend to continue to leverage our existing IT capabilities and invest in IT as a part of our integration and transformation initiatives in an effort to improve quality and create cost efficiencies. See "Risk Factors—Risks Related to Our Business—We rely significantly on information technology, or IT, and any failure, inadequacy, interruption or security lapse of that technology, or any failure by us or our service providers to adequately protect our or third-party information assets from cyber-based attacks or other incidents could have a material adverse effect on our business, financial condition and results of operations" for a discussion of certain risks that may be encountered in connection with the use of such IT systems. We have implemented administrative and technical measures designed to protect the data we collect and the systems we use from cyber-based attacks, and we have established policies and procedures designed to address and mitigate data security risks. We also utilize technical security measures designed to protect our systems, including computer network defense, firewalls, vulnerability management, endpoint hardening and penetration testing, and we monitor our servers and systems for unauthorized activity. We also rely on third parties to help improve our security.

        We license technology, content and other intellectual property from technology providers and partners when a commercial license and support are available, which can provide added value and operating efficiencies to our business and integrate through our platform.

Seasonality and Quarterly Comparability

        Our revenue includes a seasonal component, with the highest sales activity normally occurring during the second and third quarters of the year due to back-to-school, home moves and other seasonal factors, along with seasonal promotions we offer during these quarters. The timing of on-boarding new retail partnerships, which typically launch with large inventory buy-ins, and the timing of launching new products may also impact comparability between periods. These factors can also impact our working capital and/or inventory balances in a given period.

Employees

        As of December 31, 2019, we employed 597 full-time employees. We also employed 234 part-time employees. We employed 735 people in the United States, 69 people in Canada, two people in the United Kingdom and 25 people in Europe. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages. We believe that we have good relationships with our employees.

Government Regulation

        Our mattress and other sleeping products are subject to various foreign, federal, state, provincial and local laws and regulations relating to flammability, sanitation and other standards. We believe that we are in material compliance with all such laws and regulations. In the United States, the federal Consumer Product Safety Commission has adopted rules relating to fire retardancy standards for the mattress industry. Many foreign jurisdictions also regulate fire retardancy standards. Future changes to these standards may require modifications to our products to comply with such changes. Various federal, state and other regulatory agencies may adopt new laws, rules and regulations and compliance with such new laws, rules and regulations may increase our costs, alter our manufacturing processes and impair the performance of our products.

        Moreover, as a direct-to-consumer retailer, we are subject to additional laws and regulations that apply to retailers generally and govern the marketing and sale of our products and the operation of both our retail stores and our e-commerce activities. Advertising and marketing of our products in the United States, for example, are subject to regulation by the FTC under the FTC Act. Among other things, the FTC Act prohibits unfair methods of competition and unfair false or deceptive acts or practices in or affecting commerce. The FTC Act also makes it illegal to disseminate or cause to be disseminated any false advertisement. Similarly, the Canadian Radio-Television and Telecommunications Commission, or CRTC, has enforcement authority under the Canadian Anti-Spam Law, which prohibits the sending of commercial emails without prior consent of the recipient or an existing business relationship and sets forth rules governing the sending of commercial emails. This law allows for a private right of action for the recovery of damages or provides for enforcement by CRTC permitting the recovery of significant civil penalties, costs and attorneys' fees in the event that regulations are violated. We are subject to similar laws and regulations in the various jurisdictions in which we sell our products, including, among others, the United Kingdom and Germany. Many of the statutory and regulatory requirements which impact our retail and e-commerce operations are consumer-focused and pertain to activities such as the advertising and selling of credit-based promotional offers, truth-in-advertising, privacy, "do not call/mail" requirements, warranty disclosure, delivery timing requirements, accessibility and similar requirements. In addition, the applicability of existing laws to practices conducted over the internet—in particular laws relating to intellectual property ownership and infringement—is uncertain and evolving. Regulators are also imposing new rules regarding products offered over the internet, including rules regarding taxation and product quality. Many governmental authorities in the markets in which we operate are also considering alternative legislative and regulatory proposals that would impose regulations on internet advertising. We cannot predict whether new laws, rules, regulations or taxes will apply to our business and whether and how we will be affected. See "Risk Factors—Risks Related to Our Business—Government regulation of the internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations" and "Risk Factors—Risks Related to Our Business—We are subject to various advertising and marketing regulations that may result in actions against us."

        We process, use and store data we collect from and about consumers to operate our business and market our products. We may also share consumer information with third-party vendors and service providers in order to facilitate the provision of our products and services. In addition, subject to applicable data privacy and consumer protection laws, we may also share consumer information with certain third parties for marketing purposes. These and related practices—which involve the use of consumer data—are subject to data protection laws, consumer protection laws, and laws regarding unfair and deceptive practices in the jurisdictions in which we conduct business. In addition, we are required to comply with the Payment Card Industry Data Security Standards, or PCI DSS, because we collect credit card information. Increased regulation of data protection, privacy and security may restrict our activities and make it more difficult to reach consumers.

        Both the United States and the European Union are increasingly regulating activities on the internet and e-commerce, including the use of consumer information collected through the internet. In particular, these laws and regulations are increasingly concerned with user privacy and information security. By way of example, the European Union adopted the GDPR, which came into effect in May 2018. The GDPR provides for a number of changes to prior European Union data protection regulation, including imposing more onerous requirements on companies that process personal data EEA individuals. Such requirements include expanded disclosures to inform customers about how we use their personal data through external privacy notice, increased controls on profiling customers and increased rights for data subjects (including customers and employees) to access, control and delete their personal data. In addition, there are mandatory data breach notification requirements. The GDPR and other similar regulations require companies to give specific types of notice and informed consent is required for the placement of a cookie or similar technologies on a user's device for online tracking for behavioral advertising and other purposes and for direct electronic marketing, and the GDPR also imposes additional conditions in order to satisfy such consent, such as a prohibition on pre-checked tick boxes and bundled consents. The GDPR is also enforceable through enhanced administrative fines, which may reach the higher of €20 million or 4% of the global turnover on a group basis, for the most serious violations (as well as the right to compensation for financial or non-financial damages claimed by any individuals under Article 82 GDPR).

        In addition to the GDPR, several proposals are pending before federal, state and foreign legislative and regulatory bodies and in some instances additional laws and regulations have been passed but are not yet effective. These laws may apply to our business practices in the future. For example, California recently passed the California Consumer Privacy Act of 2018, or the CCPA, which went into effect on January 1, 2020. The CCPA gives residents of California many statutory rights similar to those granted to consumers under the GDPR. Also, the EU has proposed the ePrivacy Regulation, which will replace both the ePrivacy Directive and all the national laws implementing this directive. The ePrivacy Regulation, as proposed, would impose strict opt-in marketing rules, change rules about cookies, web beacons and related technologies and significantly increase penalties for violations. It would also retain the additional consent conditions under the GDPR. Such regulations may have a negative effect on businesses, including ours, that collect, process and use online usage information for consumer acquisition and marketing and may increase the potential civil liability and cost of operating a business that collects, processes or uses such information and undertakes online marketing. As the text of the ePrivacy Regulation is still under development, it is currently difficult to evaluate the true impact of the ePrivacy Regulation on our business or operations. See "Risk Factors—Risks Related to Our Business—Failure to comply with federal, state and foreign laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business and our financial condition."

        We are subject to various other federal, state, local and foreign laws and regulations applicable to our business and have established processes for compliance with these laws and regulations. See "Risk Factors—Risks Related to Our Business—Our business is subject to a wide variety of U.S. and foreign government laws and regulations. These laws and regulations, as well as any new or changed laws or regulations, could disrupt our operations or increase our compliance costs. Failure to comply with such laws and regulations could have a further adverse impact on our business."

Corporate Information

        We were incorporated as a Delaware corporation on October 24, 2013 under the name Providence Mattress Company, and subsequently changed our name to Casper Sleep Inc. on January 10, 2014. Our principal executive offices are located at Three World Trade Center, 175 Greenwich Street, Floor 39, New York, New York 10007. Our telephone number is (347) 941-1871. Our principal website address is casper.com. The information on, or that can be accessed through, any of our websites is deemed not to be incorporated in this Annual Report on Form 10-K or to be part of this Annual Report on Form 10-K.

Available Information

        We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information. Our SEC filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. We make available on our website at casper.com, free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports with the SEC.

Item 1A.    Risk Factors.

        Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this Annual Report on Form 10-K before purchasing our common stock. If any of the following risks occur, our business, financial condition, and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline and you may lose some or all of your investment. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, financial condition, and results of operations.

Risks Related to Our Business

We operate in highly competitive industries, and if we are unable to compete successfully it could have a material adverse effect on our business, financial condition, and results of operations.

        Our business is rapidly evolving and intensely competitive, and we have many competitors across what we define as the Sleep Economy, including in the mattress, soft goods, and bedroom furniture industries, as well as in non-traditional sleep categories, such as sleep technology, sleep services, and sleep supplements. Our competition with respect to these offerings includes: department and furniture stores, big-box retailers, specialty retailers, and online, direct-to-consumer mattress, and other home goods retailers and online marketplaces. Our core offerings compete with new and established manufacturers, direct-to-consumer companies, and white label in-house brands offered by some large retail chains, online retailers, and department stores. We believe that our ability to compete successfully depends upon many factors both within and beyond our control, including:

  •
  the size and composition of our customer base;

  •
  the number of products and services we feature on our website, in our retail stores, and through our third-party retail partners (including how our products are positioned in the retail partnership channel);

  •
  our selling and marketing efforts;

  •
  the quality, consumer appeal, price, and reliability of products and services offered by us;

  •
  the convenience and appeal of the shopping experiences that we provide;

  •
  cost-effective access to raw materials and components;

  •
  our ability to find reliable and cost-effective suppliers of our products and services;

  •
  our ability to introduce new products and services;

  •
  our ability to continually improve and iterate on our existing product lines and services;

  •
  our ability to distribute our products and manage our inventory and operations; and

  •
  our reputation and brand strength.

        In addition, retailers in the United States and internationally have integrated vertically in certain of the industries in which we operate, particularly as it relates to mattresses, and it is possible that such vertical integration may create circumstances that would negatively impact our net revenue and results of operations. Although we are pursuing a strategy to vertically integrate, we may not be successful in pursuing this strategy, which may make our products less desirable than products produced by our competitors who have complete control over the manufacturing process and the quality of their products. The highly competitive nature of the industries in which we operate means we are continually subject to the risk of loss of market share, loss of key retail partners, reductions in margins, and the inability to acquire new customers.

        Also, some of our current competitors have, and potential competitors may have, longer operating histories, greater brand recognition, larger fulfillment infrastructures, greater resources and technical capabilities, faster and less costly shipping, significantly greater financial, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to derive greater net revenue and profits from their existing customer base, capture market share from us, acquire customers at lower costs, or respond more quickly than we can to new or emerging technologies and changes in consumer preferences or habits. These competitors may engage in more extensive research and development efforts, undertake more impactful marketing campaigns, and adopt more aggressive pricing strategies, which may allow them to build larger customer bases or generate net revenue from their customer bases more effectively than we do. For example, we compete with large retailers, such as Amazon and Wal-Mart, who have house brands that offer competing sleep products and who also have significantly greater scale and more sophisticated distribution operations than we do, a longer track record of successfully building trusted brands, greater technical capabilities and significantly more financial resources. Failure to successfully compete in the industries in which we operate could have a material adverse effect on our business, financial condition, and results of operations.

Our business depends on the strength of our brand, and if we are not able to maintain and enhance our brand, we may be unable to sell our products, which could have a material adverse effect on our business, financial condition, and results of operations.

        Our brand name and image are integral to the growth of our business and to the implementation of our strategies for expanding our business. We believe that our brand image has significantly contributed to the success of our business and is critical to maintaining and expanding our customer base. Maintaining and enhancing our brand may require us to make substantial investments in areas such as research and development, marketing, e-commerce, and customer experience and these investments may not be successful.

        We anticipate that, as our business expands into new markets and new product categories, and as the industries in which we operate become increasingly competitive, maintaining and enhancing our brand may become difficult and expensive. For example, consumers in any new international markets into which we expand may not know our brand and/or may not accept our brand, resulting in increased costs to market and attract customers to our brand. Further, as we grow our retail partnerships, it may be difficult for us to maintain control of our brand with our retail partners, which may result in negative perceptions of our brand. Our brand may also be adversely affected if our public image or reputation is tarnished by negative publicity, including negative social media campaigns or poor reviews of our products or customer experiences. In addition, ineffective marketing, product diversion to unauthorized distribution channels, product defects, unfair labor practices, and failure to protect our intellectual property rights are some of the potential threats to the strength of our brand, and those and other factors could rapidly and severely diminish consumer confidence in us. Maintaining and enhancing our brand will depend largely on our ability to continue to be a leader in the industries in which we operate and to continue to offer a range of high-quality products as well as a leading end-to-end experience to our customers, which we may not execute successfully. Failure to maintain the strength of our brand could have a material adverse effect on our business, financial condition, and results of operations.

If we do not successfully implement our future retail store expansion, our growth and profitability could be harmed.

        We intend to continue to expand our existing direct-to-consumer channel by opening additional retail stores. Our ability to open new retail stores in a timely and efficient manner and operate them profitably depends on a number of factors, many of which are beyond our control, including:

  •
  our ability to manage the financial and operational aspects of our retail growth strategy, including making appropriate investments in our software systems, information technology, and operational infrastructure;

  •
  our ability to identify suitable locations, including our ability to gather and assess demographic and other related data to accurately determine customer demand for our products in the locations we select;

  •
  our ability to negotiate favorable lease agreements;

  •
  our ability to properly assess the potential profitability and payback period of potential new retail store locations;

  •
  our ability to secure required governmental permits and approvals, and our ability to effectively comply with state and local employment and labor laws, rules, and regulations;

  •
  our ability to hire and train skilled store operating personnel, especially management personnel, and our ability to immerse such personnel in our culture;

  •
  the availability of construction materials and labor and the absence of significant construction delays or cost overruns;

  •
  our ability to accurately understand and assess the demographic profile of, and provide a satisfactory mix of merchandise that is responsive to the needs of, our customers living in the areas where new retail stores are established;

  •
  our ability to establish a supplier and distribution network able to supply new retail stores with inventory in a timely manner;

  •
  our competitors or our retail partners, building or leasing stores near our retail stores or in locations we have identified as targets for a new retail store;

  •
  customer demand for our products;

  •
  our ability to scale our differentiated in-store experience that is unique to our brand, attracts customers, and builds deeper relationships;

  •
  our ability to create a multi-channel experience that meets the expectations of today's customers who are shopping online and offline;

  •
  our ability to create a technology infrastructure that serves our retail, e-commerce, and customer service channels connecting customer data and operational data to deliver a seamless user experience;

  •
  our ability to incorporate a broader ecosystem of sleep products that addresses the entire Sleep Arc to establish Casper as a destination for products across the Sleep Economy;

  •
  regional and local economic factors and conditions that may impact demand at any one or a group of our stores; and

  •
  general economic and business conditions affecting consumer confidence and spending and the overall strength of our business.

        In order to pursue our retail store strategy, we will be required to expend significant cash and human capital resources prior to generating any sales in these stores. Delays in new store openings or an inability to generate sufficient sales from these stores to justify such expenses could harm our business and profitability. The substantial management time and resources which any future retail store expansion strategy may require could also result in disruption to our existing business operations which may decrease our net revenue and profitability.

If we are unable to successfully implement our growth strategies related to launching new products, it could have a material adverse effect on our business, financial condition, and results of operations.

        Each year we invest significant time and resources in research and development to improve and expand our product offerings, introduce new technologies to customers, support our sales channels, and generate consumer interest and engagement. In 2019, we launched several new products, including our Casper and Wave Hybrid mattresses, Glow Light, Down Pillow, and Upholstered Bed Frame. In addition, from time to time, we also update existing product lines. Launching new products can involve a significant investment in advertising and public relations campaigns. There are also certain risks involved in launching new products, including increased costs in the near term associated with the introduction of new product lines and training of our employees in new manufacturing processes and sales techniques, development delays, failure of new products to achieve anticipated levels of market acceptance, the possibility of increased competition with our current products, and unrecovered costs associated with failed product or service introductions. Implementation of these plans may also divert management's attention from other aspects of our business and place a strain on management, operational and financial resources, as well as our information systems. Launching new products or updating existing products may also leave us with obsolete inventory that we may not be able to sell or we may sell at significantly discounted prices. Further, as we expand into new markets, we may not accurately predict consumer preferences in that market, which could result in lower than expected sales.

        Additionally, launching new products requires substantial investments in research and development. Investments in research and development are inherently speculative and require substantial capital and other expenditures. Unforeseen obstacles and challenges that we encounter in the research and development process could result in delays or the abandonment of plans to launch new products and may substantially increase development costs.

        If we are unable to maintain the high product-quality standards expected by our customers when we launch new products, or if our competitors are able to produce higher quality or more accessible products, our sales may be harmed. Should this occur, we may need to increase our investments in research and development and manufacturing processes, lower our prices or take other measures to address any loss of sales, which could increase our expenses, reduce our margins and/or negatively impact our brand and our ability to execute our overall pricing and promotion strategy.

        We may not be successful in executing our growth strategy related to launching new products, and even if we achieve such plan, we may not be able to achieve profitability. Failure to successfully launch new products could have a material adverse effect on our business, financial condition, and results of operations.

Our future growth and profitability depend on the effectiveness and efficiency of our marketing programs.

        We are highly dependent on the effectiveness of our marketing programs and the efficiency of our related expenditures in generating consumer awareness and sales of our products. We rely on a combination of paid and nonpaid advertising and public relations efforts to market our products.

        Our paid advertising efforts consist of online channels, including search engine marketing, display advertising, and paid social media, as well as more traditional forms of advertising, such as direct mail and television advertisements. These efforts are expensive and may not result in the cost-effective acquisition of customers. We cannot assure you that the net profit from new customers we acquire will ultimately exceed the cost of acquiring those customers. We also utilize non-paid advertising. Our non-paid advertising efforts include search engine optimization, non-paid social media and email.

        Moreover, we rely in part upon third parties, such as search engines, social media influencers, and product reviewers, for both paid and unpaid services, and we are unable to fully control their efforts. We obtain a significant amount of traffic via search engines and, therefore, rely on search engines such as Google. Search engines frequently update and change the logic that determines the placement and display of results of a user's search, such that the purchased or algorithmic placement of links to our site can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its algorithms or results in a manner that negatively affects our paid or non-paid search ranking, and competitive dynamics could impact the effectiveness of search engine marketing or search engine optimization. We also obtain a significant amount of traffic via social networking websites or other channels used by our current and prospective customers. As e-commerce and social networking continue to rapidly evolve, we must continue to establish relationships with these channels and may be unable to develop or maintain these relationships on acceptable terms. If we are unable to cost-effectively drive traffic to our sites, our ability to acquire new customers and our financial condition would suffer.

        In addition, the number of third-party providers of consumer product reviews, consumer recommendations, and referrals is growing across industries and may influence consumers. Negative or no reviews from such third parties may receive widespread attention from consumers, which could damage our reputation and brand value and result in lower sales. Influencers with whom we maintain relationships could also engage in behavior or use their platforms to communicate directly with our customers in a manner that reflects poorly on our brand and may be attributed to us or otherwise adversely affect us. It is not possible to prevent such behavior, and the precautions we take to detect this activity may not be effective in all cases. If we are unable to effectively manage relationships with such reviewers to promote accurate reviews of our products, reviewers may decline to review our products or may post reviews with misleading information, which could damage our reputation and make it more difficult for us to sustain or improve our brand value. Moreover, if any of the third parties on which we rely were to cease operations, temporarily or permanently, face financial distress or other business disruption, we could suffer increased costs and delays in their ability to provide similar services until an equivalent service provider could be found, or until we could develop replacement technology or operations, any of which could also have an adverse impact on our business and financial performance.

        We continue to evolve our marketing strategies, adjusting our messages, the amount we spend on advertising and where we spend it with no assurance that we will be successful in developing future effective messages and in achieving efficiency in our marketing and advertising expenditures. Our marketing activities and the marketing activities of any third parties on which we rely are subject to various types of regulations, including laws relating to the protection of personal information, consumer protection and competition. In addition, the regulatory environment surrounding the use of data is increasingly demanding. In recent years, lawmakers and regulators have expressed concern over the use of third-party cookies and similar technologies for online targeted advertising, and laws in this area in the European Union have been strengthened and are also under reform. Moreover, user data protection and communication-based laws may be interpreted and applied inconsistently from jurisdiction to jurisdiction, and these laws continue to develop in ways we cannot predict and that may adversely affect our business. Complying with these varying requirements could cause us to incur substantial costs or require us to change our business practices in a manner with adverse effects on our business, and violations of privacy-related laws can result in significant penalties. These developments, including in the way these laws are interpreted, could impair our ability, or the ability of third parties on which we rely, to collect user information, including personal data and usage information, that helps us provide more targeted advertising to our current and prospective consumers, which could adversely affect our business, particularly given our use of cookies and similar technologies to target our marketing and personalize the consumer experience. See "—Failure to comply with federal, state and foreign laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business and our financial condition."

        If our marketing programs and related expenditures are ineffective or are inefficient in creating and increasing awareness of our products and brand, in driving consumer traffic to our websites and stores and in motivating customers to purchase our products, it could have a material adverse effect on our business, financial condition, and results of operations.

We have grown rapidly in recent years. If we are unable to manage our operations at our current size or to manage any future growth effectively, the pace of our growth may slow.

        We have expanded our operations rapidly since our founding in 2014. In 2014, we launched our e-commerce platform in the United States and Canada, followed by the European Union, Switzerland, and the United Kingdom, in 2016. We launched our first retail concept in Los Angeles in 2015, followed by permanent retail stores in San Francisco and New York in 2017 and 2018, respectively, and as of Decemeber 31, 2019 we had 60 retail stores across the United States and Canada. Our revenue increased from $250.9 million for 2017 to $357.9 million for 2018 and $439.3 million for 2019, an increase of 42.6% and 22.7%, respectively.

        If our operations are to continue to grow, of which there can be no assurance, we will be required to continue to (i) expand our sales and marketing, digital and technology teams, research and development, customer and commercial strategy, product offerings, supply, and manufacturing and distribution functions, (ii) upgrade our management information systems and other processes, and (iii) obtain more space for our expanding administrative support and other personnel. Our continued growth could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring, training, and managing an increasing number of employees, finding manufacturing capacity to produce our products, and delays in production and shipments. These difficulties may result in the erosion of our brand image, divert the attention of management and key employees and impact financial and operational results. In addition, in order to continue to expand our direct-to-consumer presence and retail partnerships, we expect to continue to add selling and general and administrative expenses to our operating profile. If we are unable to drive commensurate growth, these costs, which include lease commitments, headcount and capital assets, could result in decreased margins.

We have a history of losses and expect to have operating losses and negative cash flow as we continue to expand our business.

        We have a history of losses. We incurred net losses of $ 93.0 million, $92.1 million and $73.4 million in 2019, 2018 and 2017, respectively, and $325.3 million in accumulated deficit through December 31, 2019. Because we have a short operating history at scale, particularly in our own and third-party retail sales channels, it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all. Also, we expect our operating expenses to increase over the next several years as we further increase marketing spend, open additional retail stores, hire more employees, continue to develop new products and services, and expand internationally. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring new customers or expanding our business, our business, financial condition, and operating results may be materially adversely affected.

We have a limited operating history and, as a result, our past results may not be indicative of future operating performance.

        We have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results, particularly with respect to our own and third-party retail channels, which we have only recently developed. You should not rely on our past annual or quarterly results of operations as indicators of future performance. You should consider and evaluate our prospects in light of the risks and uncertainty frequently encountered by companies like ours. See "—We may experience fluctuations in our quarterly results of operations due to seasonality and other factors, which could make sequential quarter to quarter comparison an unreliable indication of our performance."

If we fail to attract new customers, or retain existing customers, or fail to do either in a cost-effective manner, we may not be able to increase sales.

        Our success depends, in part, on our ability to attract new, and retain existing, customers in a cost-effective manner. We have made, and we expect that we will continue to make, significant investments in attracting and retaining customers, including through traditional, digital, and social media and through developing original Casper content. Marketing campaigns can be expensive and may not result in the cost-effective acquisition, or retention, of customers. Further, as our brand becomes more widely known, future marketing campaigns may not attract new or retain customers at the same rate as past campaigns. If we are unable to attract new customers, and retain existing customers, our business will be harmed.

The market for sleep products and services as a retail category is still emerging and if it does not continue to grow, if it grows more slowly than expected or if it does not achieve the growth potential we expect, or if we do not succeed in becoming a leader or maintaining our leadership in this category, our brand, business, financial condition, or results of operations could be adversely affected.

        The market for sleep products and services as a distinct retail category continues to evolve, and it is uncertain whether the demand for our sleep products and services will continue to grow and achieve wide market acceptance. Our success will depend in significant part on the willingness of consumers to continue to invest in sleep products and services as a retail category and to view these products and services as part of a distinct business category that we call the Sleep Economy. If consumers do not continue to accept sleep as a wellness and a retail category or perceive our products to be beneficial, whether as a result of experiences with our product line or otherwise, then the market for sleep products and services may not develop further, may develop more slowly than we expect, or may not achieve the growth potential that we expect, any of which could have a material adverse effect on our brand, business, financial condition, and results of operations. Moreover, even if the market for sleep develops, we may not succeed in our plan to become the category leader.

Use of social media and influencers may materially and adversely affect our reputation or subject us to fines or other penalties.

        We use third-party social media platforms as marketing tools, among other things. For example, we maintain Instagram, Snapchat, Facebook, Twitter and Pinterest accounts, as well as our Casper Sleep Channel on YouTube and Spotify. We also maintain relationships with thousands of social media influencers and engage in sponsorship initiatives. As existing e-commerce and social media platforms continue to rapidly evolve and new platforms develop, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools or if the social media platforms we use do not evolve quickly enough for us to fully optimize such platforms, our ability to acquire new consumers and our financial condition may suffer. Furthermore, as laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees, our network of social media influencers, our sponsors or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices or otherwise could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have a material adverse effect on our business, financial condition and operating results.

        In addition, an increase in the use of social media for marketing may cause an increase in the burden on us to monitor compliance of such materials, and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations. For example, in some cases, the Federal Trade Commission, or the FTC, has sought enforcement action where an endorsement has failed to clearly and conspicuously disclose a material relationship between an influencer and an advertiser. While we ask influencers to comply with the FTC regulations and our guidelines, we do not regularly monitor what our influencers post, and if we were held responsible for the content of their posts, we could be forced to alter our practices, which could have material adverse effect on our business, financial condition, and results of operations.

Because a significant portion of our revenue is derived from our mattress products, a decrease in sales of such products could seriously harm our profitability and financial condition.

        While we have expanded and continue to expand our product and services offerings, a significant portion of our business consists primarily of designing and distributing our mattress products. As a result, future shifts in consumer spending away from our mattress products for any reason, including adverse economic conditions, heightened competition and decreased consumer confidence or frequency of mattress replacement, could have a material adverse effect on our results of operations. Retailers with more diversified product offerings may not be similarly at risk. For example, department stores that experience stagnant or declining mattress sales may be better able to absorb the adverse effects given their diversity of product offerings. Our continued success will depend, in part, on our ability to anticipate, identify and respond quickly to shifts in consumer spending, as well as to strengthen our brand, incorporate a broader ecosystem of sleep products that address the entire Sleep Arc, and attract and retain customers who are willing to pay for products and services beyond our mattress offerings.

        In the near term, if the number of customers demanding our mattress products does not continue to increase, we may not achieve the level of sales necessary to support new growth platforms across the Sleep Arc, and our ability to grow our business may be severely impaired.

Our efforts to protect and maintain our intellectual property may not be successful. Competitors have attempted and will likely continue to attempt to imitate our products and technology. We may not be able to prevent competitors from developing similar products or from marketing in a manner that capitalizes on our intellectual property. If we are unable to protect or preserve our intellectual property, our business may be harmed, and if our products or marketing violate the intellectual property rights of others, we may have liability and may be required to change our products and business practices.

        Our intellectual property is important to the design, manufacturing, marketing and distribution of our products and services, and protecting our intellectual property rights and combating the unlicensed copy or use of our intellectual property can be difficult. We attempt to protect our intellectual property rights, both in the United States and abroad, through a combination of patent, trademark, copyright and trade secret laws, as well as nondisclosure and invention assignment agreements with our consultants and employees and seek to control access to, and distribution of, our proprietary information.

        Further, we license certain intellectual property from third parties. For example, while most of our product design is developed in-house, certain foam formulations are currently licensed from certain of our contract manufacturers pursuant to our manufacturing agreements with them, some of which include varying degrees of exclusivity. If any of these licenses are terminated, or if they expire and are not renewed, we may not be able to continue to manufacture certain products in their current iterations or may experience disruption to our manufacturing processes. Even if we retain the licenses, the licenses may no longer be exclusive with respect to such designs or technologies, which could aid our competitors and have a negative impact on our business.

        To compete effectively with other companies, we must maintain the proprietary nature of our owned and licensed intellectual property and maintain the confidentiality of our trade secrets, know-how and other proprietary materials. We have in the past and may in the future be notified of challenges to our intellectual property rights or receive notices that claim we have misappropriated, violated, or infringed upon third parties' intellectual property rights. Despite our efforts to maintain our intellectual property rights and to avoid violating the intellectual property rights of others, we cannot eliminate the following risks which could have a material adverse effect on our brand, business, financial condition, or results of operations:

  •
  others may circumvent or challenge our intellectual property rights;

  •
  others may infringe, misappropriate or dilute our intellectual property;

  •
  our products, services, and promotional materials, including trademarks, service marks, copyrighted material, product designs or manufacturing technology or processes may now or in the future violate the proprietary or intellectual property rights of others and may need to be changed, may give rise to liability and/or be subject to injunctive relief;

  •
  we may be prevented from using, manufacturing, selling or distributing our products, promotional materials, trademarks, service marks, copyrighted materials, product designs or manufacturing technology or processes, if challenged;

  •
  it may be cost prohibitive to enforce or defend our trademarks, service marks, patents and other intellectual property rights;

  •
  our pending applications regarding trademarks, service marks and patents may not result in such marks being registered or patents being issued, and even if registered or issued, we cannot guarantee that they will be of sufficient scope or strength to provide us with meaningful protection or commercial advantage;

  •
  we may be unable to protect our technological advantages when our patents expire;

  •
  because we rely on third-party manufacturers to produce our products and such manufacturers may produce products for our competitors, we are at a greater risk of intellectual property leakage to our competitors; and

  •
  our trade secrets, know-how and other proprietary materials may be revealed to the public or our competitors or independently developed by our competitors and no longer provide protection for the related intellectual property.

        The nature and value of our intellectual property may be affected by a change in law domestically or abroad. Because of differences in foreign laws concerning proprietary rights and in light of the political and economic circumstances in certain foreign jurisdictions, our rights may not be enforced or enforceable in foreign countries or receive the same degree of protection in foreign countries as they would in the United States, even if they are validly issued or registered. Further, while we seek to protect our intellectual property outside the United States, there can be no assurance that our intellectual property will be adequately protected in all countries in which we conduct our business. For example, while we generally apply for patents in those countries where we intend to make, have made, use, or sell patented products, we may not accurately predict all of the countries where patent protection will ultimately be desirable. If we fail to timely file a patent application in any such country, we may be precluded from doing so at a later date.

        Our inability to maintain the proprietary nature of our intellectual property, or violations of the rights of others, could have a material adverse effect on our business, financial condition, and results of operations. For example, an action to enforce our intellectual property rights, or an action brought by a third party challenging our intellectual property rights, could impair our financial condition, or results of operations, either as a result of a negative ruling with respect to our use of the intellectual property of others or the validity or enforceability of our intellectual property, or through the time consumed and legal costs involved in bringing or defending such an action (and we cannot guarantee that we will have sufficient resources to adequately bring or defend any such action). Further, if a third party is successful in challenging our intellectual property rights or brings a successful claim of infringement against us, we could be required to pay significant damages, enter into costly license or royalty agreements, rebrand our products, or stop the sale of certain products, any of which could have a negative impact on our operating profits and harm our future prospects. In addition, any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all.

        As our business continues to expand, our competitors have imitated, and will likely continue to imitate, our product designs and branding, which could harm our business and results of operations While we rely on trade secret protection and confidentiality agreements with our employees, consultants, suppliers, manufacturers, visitors and others to protect our proprietary rights, the steps we take to protect our proprietary rights may be inadequate, and we may experience difficulty in effectively limiting the unauthorized use of our patents, trademarks, trade dress, trade secrets and other intellectual property and proprietary rights worldwide. It is also possible that others will independently develop technology with the same or similar function to any proprietary technology we rely on to conduct our business and differentiate ourselves from our competitors. Because some of our products are manufactured overseas in countries where counterfeiting is more prevalent, and we intend to increase our sales overseas over the long-term, we may experience increased counterfeiting of our products. Unauthorized use or invalidation of our intellectual property may cause significant damage to our brand and harm our results of operations.

We currently rely exclusively on third-party contract manufacturers whose efforts we are unable to fully control.

        Our products are produced by third-party contract manufacturers. We face the risk that these third-party contract manufacturers may not produce and deliver our products on a timely basis, or at all. We have experienced, and will likely continue to experience, operational difficulties with our manufacturers. These difficulties include reductions in the availability of production capacity, errors in complying with product specifications and customer requirements, insufficient quality control, sharing competitively sensitive information with our competitors, failure to meet production deadlines, failure to achieve our product, and packaging quality standards, inability to access new or quality materials, shipping mistakes, failure to update us on production and shipping status, increases in costs of materials, and manufacturing or other business interruptions. The ability of our manufacturers to effectively satisfy our production requirements could also be impacted by manufacturer financial difficulty or damage to their operations caused by fire, terrorist attack, natural disaster, or other events. The failure of any manufacturer to perform to our expectations could result in supply shortages or delays for certain products and harm our business. If we experience significantly increased demand, or if we need to replace an existing manufacturer due to lack of performance, we may be unable to supplement or replace our manufacturing capacity on a timely basis or on terms that are acceptable to us, which may increase our costs, reduce our margins, and harm our ability to deliver our products on time. For certain of our products, it may take a significant amount of time to identify and qualify a manufacturer that has the capability and resources to produce our products to our specifications in sufficient volume and satisfy our service and quality control standards. Our reliance on third-party manufacturers and inability to fully control any operational difficulties with our third-party manufacturers could have a material adverse effect on our business, financial condition, and results of operations.

Our third-party manufacturers may not be able to obtain new or quality raw materials, which could result in delays and impair our ability to fulfill our orders in a timely manner.

        The capacity of our manufacturers to produce our products is also dependent upon the availability of raw materials. Our manufacturers may not be able to obtain sufficient supply of raw materials, which could result in delays in deliveries of our products by our manufacturers or increased costs. Any shortage of raw materials or inability of a manufacturer to produce or ship our products in a timely manner, or at all, could impair our ability to ship orders of our products in a cost-efficient, timely manner and could cause us to miss the delivery requirements of our customers. As a result, we could experience cancellations of orders, refusals to accept deliveries, or reductions in our prices and margins, any of which could harm our financial performance, reputation, and results of operations.

Our third-party manufacturers are subject to regulatory requirements, and it is difficult to monitor and control their compliance with such laws, rules and regulations.

        Third-party manufacturers of our products and components must comply with applicable regulatory requirements, which may require significant resources and subject our manufacturers to potential regulatory inspections, stoppages, or enforcement actions. If our manufacturers do not maintain regulatory approval for, or compliance of, their manufacturing operations, it could have a material adverse effect on our business, financial condition, and results of operations.

        Additionally, we currently have third-party manufacturing partners located in various locations, including the United States, China, India, Canada, Germany, Belgium, and the United Kingdom, among others. Our ability to identify qualified manufacturers is a significant challenge, especially with respect to goods sourced outside of North America. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control including increased shipping costs, increased import duties, more restrictive quotas, loss of most favored nation trading status, currency fluctuations, work stoppages and enforcement of foreign labor laws, transportation delays, port of entry issues, economic uncertainties such as inflation, foreign government regulations, political unrest, natural disasters, war, terrorism, trade restrictions, political instability, the financial stability of vendors, quality issues, and tariffs. Moreover, negative press or reports about internationally manufactured products may sway public opinion, and thus consumer preference, away from our products.

        While our supplier guidelines promote ethical business practices such as environmental responsibility, fair wage practices, and compliance with child labor laws, among others, and we, along with a third party that we retain for this purpose, monitor compliance with those guidelines, we do not control our third-party manufacturers or their business practices. Accordingly, we cannot guarantee their compliance with our ethical business practice guidelines. A lack of demonstrated compliance with our ethical business practice guidelines could lead us to seek alternative suppliers, which could increase our costs and result in delayed delivery of our products, product shortages or other disruptions of our operations. In addition, a lack of compliance could lead to negative publicity which could damage our brand. As such, our reliance on third-party manufacturers could have a material adverse effect on our business, financial condition and results of operations.

Our sales growth is dependent upon our ability to implement strategic initiatives and such initiatives may not be effective in generating sales growth.

        Our ability to generate sales growth is dependent upon our ability to successfully implement strategic initiatives which we undertake. For example, one of our key strategic initiatives is to expand our retail presence. If we are not able to effectively expand within this channel, this could adversely impact our ability to grow our market share and build our brand strength, which could have a material adverse effect on our business, financial condition, and results of operations.

        In addition, we are also pursuing other strategic initiatives, including the following:

  •
  increasing brand awareness and equity to acquire new customers;

  •
  expanding our direct-to-consumer presence and network of retail partnerships;

  •
  improving and diversifying our product offering to span the entire Sleep Arc, including improving our research and development process in connection with such products;

  •
  operational excellence initiatives such as price optimization, product return reductions, supply chain enhancements, and marketing efficiencies, among others; and

  •
  identifying and expanding into new consumer markets, including international markets.

        If we fail to execute on any of these strategic initiatives, it could have a material adverse effect on our business, financial condition, and results of operations.

Our growth strategy involves expansion of our retail partnerships, which presents risks and challenges to our business.

        Our retail partnerships have only recently evolved, and we have limited operating experience executing our retail strategy, which we began pursuing in 2015. This strategy has and will continue to require significant investment in cross-functional operations and management focus, along with investment in supporting technologies.

        Most of our retail partnership arrangements are by purchase order or are terminable at will with limited or no notice and since we have a limited operating history with our retail partners, we may not be able to accurately forecast their product needs and our resulting revenue. We are also exposed to the seasonality of our retail partners' businesses, which impacts their frequency and volume of product orders. A substantial decrease or interruption in business from our key retail partners could result in a reduction in net revenue, an increase in bad debt expense or the loss of future business, any of which could impair our business, financial condition, or results of operations. Further, if our retail partners seek bankruptcy protection, they could act to terminate all or a portion of their business with us or originate new business with our competitors, which could impair our results of operations. Any loss of revenue from our key retail partners, including as a result of the non-payment or late payment of our invoices, could have an adverse effect on our business, financial condition, and results of operations.

        Our retail partners may not have a history of selling mattresses or other sleep products, which may make it more difficult for certain retail partners to market our products effectively. Educating and training our retail partners on our products and brand may consume a significant portion of our management's time and attention, which could delay our ability to launch retail partnerships in an expedient and cost-effective manner. We also have a limited operating history with our retail partnerships, which may make it more difficult for us to onboard new retail partners.

        We may not always be able to negotiate arrangements with our retail partners that align with our pricing strategy. Retail partnership arrangements that do not align with our pricing strategy in our other sales channels may result in lower sales in our direct-to-consumer channels, which may be more profitable.

        In addition, our retail partners may reduce their number of stores or operations or consolidate, undergo restructurings or reorganizations, realign their affiliations or promote products of our competitors over ours or liquidate. These events may result in a decrease in the number of stores or e-commerce platforms that carry our products, an increase in the ownership concentration in the retail industry and/or our being required to record significant bad debt expense and write-offs. Our retail partners may also decide to carry only a limited number of brands of sleep products, which could affect our ability to sell our products to them on favorable terms, if at all. If any of our key retail partners experience financial difficulty or insolvency, we may experience reduced sales of our products or we could have difficulty recovering amounts owed to us from these retail partners, resulting in lower revenue and gross margins, which could have an adverse effect on our business, financial condition, and results of operations.

Our business is subject to the risk of manufacturer and supplier concentrations.

        We depend on a limited number of third-party contract manufacturers for the sourcing of our products. For our mattresses, our three largest manufacturers comprised over 70% of our production volume during the year ended December 31, 2019. Further, consolidation among foam suppliers, which is a key component for our mattresses, and mattress fabricators has resulted in a decrease in the number of possible domestic suppliers from which we can source foam and mattress fabrication, as well as an increase in the threat of increased prices and less favorable commercial terms. As a result of these concentrations in our manufacturing and supply chains, our business and operations would be negatively affected if any of our key manufacturers or suppliers were to experience significant disruption affecting the price, quality, availability, or timely delivery of products. The partial or complete loss of any of these manufacturers or suppliers, or a significant adverse change in our relationship with any of these manufacturers or suppliers, could result in lost sales, added costs, and distribution delays that could harm our business and customer relationships. Further, we may incur significant management time and attention to replace and validate new manufacturers and suppliers, which could further harm our business, financial condition, and results of operations.

Our business could be harmed if we fail to execute our internal plans to transition our supply chain and certain other business processes to a global scale.

        We are in the process of building and re-engineering certain of our supply chain management processes, as well as certain other business processes, to support our expanding scale. This expansion to a global scale requires significant investment of capital and human resources, the re-engineering of many business processes, and the attention of many managers and other employees who would otherwise be focused on other aspects of our business. If our globalization efforts fail to produce planned efficiencies, or the transition is not managed effectively, we may experience excess inventories, inventory shortage, late deliveries, lost sales, or increased costs. We also are pursuing a strategy to vertically integrate. If we are not successful in pursuing this strategy, or if there is any business disruption arising from our globalization efforts, or our failure to effectively execute our internal plans for globalization or vertical integration, our results of operations and our financial condition could be harmed.

Our third-party manufacturers may breach our manufacturing agreements, most of which are not exclusive such that these manufacturers could produce similar products for our competitors.

        We have contracts with a significant amount of our manufacturers and utilize purchase orders with our manufacturers. Manufacturers with whom we have contracts may breach these agreements, and we may not be able to enforce our rights under these agreements or may incur significant costs attempting to do so. As a result, we cannot predict with certainty our ability to obtain products in adequate quantities, of required quality and at acceptable prices from our suppliers and manufacturers in the future. Any one of these risks could harm our ability to deliver our products on time, or at all, damage our reputation and our relationships with our retail partners and customers, and increase our product costs thereby reducing our margins.

        In addition, most of our arrangements with our manufacturers are not exclusive. As a result, certain of our manufacturers could produce similar products for our competitors. Further, while certain of our contracts include certain exclusivity arrangements, those manufacturers could choose to breach our agreements and work with our competitors, and we may not become aware of such breaches or have remedies against the manufacturer for such breaches. Our competitors could enter into restrictive or exclusive arrangements with our manufacturers that could impair or eliminate our access to manufacturing capacity. Our manufacturers could also be acquired by our competitors, and may become our direct competitors, thus limiting or eliminating our access to manufacturing capacity.

Some of our products are manufactured by third parties outside of the United States, and our business may be harmed by legal, regulatory, economic, and political risks associated with international trade and those markets.

        Some of our products are manufactured in various locations, including among others, the United States, China, India, Canada, Germany, Belgium, and the United Kingdom. Our reliance on suppliers and manufacturers in foreign markets creates risks inherent in doing business in foreign jurisdictions, including: (i) the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions and laws relating to the importation and taxation of goods; (ii) weaker protection for intellectual property and other legal rights than in the United States, and practical difficulties in enforcing intellectual property and other rights outside of the United States; (iii) compliance with U.S. and foreign laws relating to foreign operations, including the U.S. Foreign Corrupt Practices Act, or FCPA, the UK Bribery Act 2010, or the Bribery Act, regulations of the U.S. Office of Foreign Assets Controls, or OFAC, and U.S. anti-money laundering regulations, collectively which, among other things, prohibit U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business, operating in certain countries, as well as engaging in other corrupt and illegal practices; (iv) economic and political instability and acts of terrorism in the countries where our suppliers are located; (v) transportation interruptions or increases in transportation costs; (vi) the imposition of tariffs on components and products that we import into the United States or other markets; and (vii) foreign currency fluctuations. We cannot assure you that our directors, officers, employees, representatives, manufacturers, or suppliers have not engaged and will not engage in illegal or impermissible conduct for which we may be held responsible, nor can we assure you that our manufacturers, suppliers, or other business partners have not engaged and will not engage in conduct that could materially harm their ability to perform their contractual obligations to us or even result in our being held liable for such conduct. Violations of the FCPA, the Bribery Act, OFAC restrictions, or other export control, anti-corruption, anti-money laundering, and anti-terrorism laws or regulations may result in severe criminal or civil sanctions, and we may be subject to other related liabilities, which could harm our business, financial condition, cash flows, and results of operations.

If tariffs or other restrictions are placed on foreign imports or any related counter-measures are taken by other countries, our business and results of operations could be harmed.

        The Trump Administration has put into place tariffs and other trade restrictions and signaled that it may additionally alter trade agreements and terms between the United States and China, the European Union, Canada, and Mexico, among others, including limiting trade and/or imposing tariffs on imports from such countries. In addition, China, the European Union, Canada, and Mexico, among others, have either threatened to or put into place retaliatory tariffs of their own. If tariffs or other restrictions are placed on foreign imports, including on any of our products manufactured overseas for sale in the United States, or any related counter-measures are taken by other countries, our business and results of operations may be materially harmed.

        These tariffs have the potential to significantly raise the cost of our products. In such a case, there can be no assurance that we will be able to shift manufacturing and supply agreements to non-impacted countries, including the United States, to reduce the effects of the tariffs. As a result, we may suffer margin erosion or be required to raise our prices, which may result in the loss of customers, negatively impact our results of operations, or otherwise harm our business. In addition, the imposition of tariffs on products that we export to international markets could make such products more expensive compared to those of our competitors if we pass related additional costs on to our customers, which may also result in the loss of customers, negatively impact our results of operations, or otherwise harm our business.

We rely on third-party contract manufacturers and third-party distributors, and if we fail to timely and effectively obtain shipments of products from our manufacturers and deliver products to our retail partners and customers, our business and results of operations could be harmed.

        Our business depends on our ability to source and distribute products in a timely manner, and we rely on third-party manufacturers, distributors, and distribution centers to do so. In part because we utilize third-party distributors, we cannot control all of the factors that might affect the timely and effective procurement of our products from our third-party contract manufacturers and the delivery of our products to our retail stores, retail partners and customers, including (i) lack of day-to-day control over the activities of third-party distributors, (ii) that such distributors may not fulfill their obligations to us or otherwise meet our expectations, and (iii) that third-party distributors may terminate their arrangements with us on limited or no notice or may change the terms of these arrangements in a manner unfavorable to us for reasons outside of our control. In addition, disagreements with such distributors could require or result in costly and time-consuming litigation or arbitration. Failure to timely and effectively obtain our products may result in increased shipping costs; our future revenues and market share may not grow as anticipated; we may be unable to sell, market and distribute our products in line with our long-term growth strategy; and we could be subject to other unexpected costs which could negatively impact our results of operations or otherwise harm our business.

        In addition, our third-party contract manufacturers ship most of our products to our third-party distribution centers in the United States, Canada and Europe. We import our products, and we are also vulnerable to risks associated with products manufactured abroad, including: (i) risks of damage, destruction, or confiscation of products while in transit to our distribution centers; and (ii) transportation and other delays in shipments, including as a result of heightened security screening, port congestion, and inspection processes or other port-of-entry limitations or restrictions in the United States. In order to meet demand for a product, we have chosen in the past, and may choose in the future, to arrange for additional quantities of the product, if available, to be delivered through air freight, which is significantly more expensive than standard shipping by sea and, consequently, could harm our gross margins. Failure to procure our products from our third-party contract manufacturers and deliver merchandise to our retail partners and direct-to-consumer channels in a timely, effective, and economically viable manner could reduce our sales and gross margins, damage our brand, and harm our business.

        We also rely on the timely and free flow of goods through open and operational ports from our suppliers and manufacturers. Labor disputes or disruptions at ports, our common carriers, or our suppliers or manufacturers could create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during periods of significant importing or manufacturing, potentially resulting in delayed or cancelled orders by customers, unanticipated inventory accumulation or shortages, and harm to our business, results of operations, and financial condition.

        In addition, we rely upon independent land-based and air freight carriers for product shipments from our distribution centers to our retail stores, retail partners and customers who purchase through our direct-to-consumer channel. We may not be able to obtain sufficient freight capacity on a timely basis or at favorable shipping rates and, therefore, may not be able to receive products from suppliers or deliver products to retail partners or customers in a timely and cost-effective manner.

        Accordingly, we are subject to a variety of risks, including labor disputes, union organizing activity, inclement weather, and increased transportation costs, associated with our third-party contract manufacturers' and carriers' ability to provide products and services to meet our requirements. In addition, if the cost of fuel rises, the cost to deliver products may rise, and could harm our profitability.

Our business depends heavily on our ability to provide our customers with a joyful, seamless, and personalized purchasing experience that is different from our competitors.

        Our customer experience is focused on providing our customers with a seamless and personalized consultative experience around sleep. We believe that our customer-first approach has significantly contributed to the popularity of our products and continues to distinguish us in an increasingly competitive industry. Our competitors have in the past and may in the future attempt to replicate features of our customer experience, such as our in-store and 100-night mattress trials and our bed-in-a-box packaging, to attract new customers and/or retain existing ones. Since we may not have proprietary rights to such features of our customer experience, we will need to commit significant resources towards continually enhancing and differentiating our customer experience and anticipating and meeting our customers' evolving preferences and expectations. Our failure to successfully innovate and continue to deliver a superior customer experience, could cause the demand for our products to decrease, which could have a material adverse effect on our business, financial condition, and results of operations.

We depend on our retail partners to display and present our products to customers, and our failure to maintain and further develop our relationships with our retail partners could harm our business.

        A portion of our sales are through our retail partners. Our relationships with these retail partners are important to the authenticity of our brand and the marketing programs we continue to deploy. Our failure to maintain these relationships with our partners or financial difficulties experienced by these partners could harm our business.

        We have partnerships with Amazon, Costco, Hudson's Bay Company, and Target, among others. If we lose a key partner or a key partner reduces its purchases of our existing or new products or its number of stores or operations or promotes products of our competitors over ours, our sales would be harmed. Because we are a premium brand, our sales depend, in part, on our partners marketing and effectively displaying our products, including providing attractive space and point of purchase displays in their physical retail stores or, with respect to their e-commerce platform, providing attractive digital space to display our products. Our sales also depend on our partners training their sales personnel to sell our products. We may not have control over how they market our product, including the amount of money they spend advertising our products, whether they market our products consistent with our brand philosophy and/or whether they display our products in a manner that appeals to consumers. If our partners reduce or terminate those activities, we may experience reduced sales of our products, resulting in lower gross margins, which would harm our results of operations.

General business and economic conditions could reduce our sales and profitability, which could have a material adverse effect on our business, financial condition, and results of operations.

        Our business is affected by general business and economic conditions. The global economy has in the past, and will in the future, experience recessionary periods and periods of economic instability.

During such periods, consumers may shift to lower priced goods for non-discretionary purchases and/or may reduce their overall spending on discretionary purchases. For example, during a recessionary period, sales of our premium mattresses may decline while sales of our entry-level mattresses may increase as customers shift to lower cost goods, which could result in lower sales revenue. Alternatively, customers may choose to hold onto their mattresses for a longer period of time or purchase cheaper mattresses from our competitors, which may also result in lower sales.

        There could be a number of other effects from adverse general business and economic conditions on our business, including reduced consumer demand for our sleep products; insolvency of our key manufacturers resulting in product delays; inability of retailers and customers to obtain credit to finance purchases of our products; decreased consumer confidence; decreased discretional spending; decreased retail demand, including order delays or cancellations; counterparty failures; and adverse movements in foreign currency exchange rates. If such conditions are experienced in future periods, it could have a material adverse effect on our business, financial condition, and results of operations.

        In addition, we maintain certain levels of inventory of our products. Changing worldwide business and economic conditions and market volatility may make it difficult for us, our customers, and our manufacturers to accurately forecast future product demand trends, which could result in excess inventory and increase our carrying costs. Alternatively, this forecasting difficulty could cause a shortage of inventory of our products that could result in an inability to satisfy demand for our products and a loss of market share, which could also have a material adverse effect on our business, financial condition, and results of operations.

System interruptions that impair customer access to our website or other performance failures in our technology infrastructure could damage our business, reputation and brand and substantially harm our business and results of operations.

        The satisfactory performance, reliability and availability of our website, transaction processing systems and technology infrastructure are critical to our reputation and our ability to acquire and retain customers, as well as maintain adequate customer service levels. Any compromise of our or our third-party partners' security could result in a violation of applicable security, privacy or data protection, consumer and other laws, regulatory or other governmental investigations, enforcement actions, and legal and financial exposure, including potential contractual liability.

        We currently utilize Amazon Web Services, or AWS, data center hosting facilities. If our main data center, which is located in the Eastern United States, where substantially all of our computer and communications hardware is located fails, or if we suffer an interruption or degradation of services at our main data center, we could lose customer data and miss order fulfillment deadlines, which could harm our business. We do not have control over the operations of the facilities of AWS that we use. AWS' facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures and similar events. In the event that AWS' or any other third-party provider's systems or service abilities are hindered by any of the events discussed above, our ability to operate may be impaired, resulting in missing financial targets for a particular period. A decision to close the facilities without adequate notice, or other unanticipated problems, could adversely impact our operations. All of the aforementioned risks may be augmented if our or the third-party provider's business continuity and disaster recovery plans prove to be inadequate. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. We may not be able to easily switch our AWS operations to another cloud or other data center provider if there are disruptions or interference with our use of AWS, and, even if we do switch our operations, other cloud and data center providers are subject to the same risks. Any security breach, including personal data breaches, or incident, including cybersecurity incidents, that we experience could result in unauthorized access to, misuse of or unauthorized acquisition of our or our customers' data, the loss, corruption, or alteration of this data, interruptions in our operations or damage to our computer hardware or systems or those of our customers. Moreover, negative publicity arising from these types of disruptions could damage our reputation. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service.

        AWS does not have an obligation to renew its agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements on commercially reasonable terms, our agreements are prematurely terminated, or we add additional infrastructure providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new data center providers. We do not currently have a back-up system configured in the event of a failure of our main data center.

        We use complex proprietary software in our technology infrastructure, which we seek to continually update and improve. For instance, we are currently planning to transition our enterprise resource planning, or ERP, applications from a third-party host to our AWS account and certain other internally developed software to third-party solutions. Replacing such systems is often time consuming and expensive, and can also be intrusive to daily business operations. Further, we may not always be successful in executing these upgrades and improvements, which may occasionally result in a failure of our systems. In particular, we have in the past and may in the future experience slowdowns or interruptions in our website when we are updating it, and new technologies or infrastructure may not be fully integrated with our existing systems on a timely basis, or at all. Additionally, if we expand our use of third-party services, including cloud-based services, our technology infrastructure may be subject to increased risk of slowdown or interruption as a result of integration with such services and/or failures by such third parties, which are out of our control. Our net revenue is comprised of global sales through our direct-to-consumer channel and our retail partnerships, and net revenue depends on the number of visitors who shop on our website and in our retail stores, the number of orders received from retail partners and the volume of orders we can handle. Unavailability of our website, our payment systems or reduced order fulfillment performance would reduce the volume of goods sold and could also materially adversely affect consumer perception of our brand. We may experience periodic system interruptions from time to time. In addition, continued growth in our transaction volume, as well as surges in online traffic and orders associated with promotional activities or seasonal trends in our business, place additional demands on our technology platform and could cause or exacerbate slowdowns or interruptions. If there is a substantial increase in the volume of traffic on our website or the number of orders placed by customers, we will be required to further expand and upgrade our technology, transaction processing systems and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our website or expand and upgrade our systems and infrastructure to accommodate such increases on a timely basis. In order to remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our website, which is particularly challenging given the rapid rate at which new technologies, customer preferences and expectations and industry standards and practices are evolving in the e-commerce industry. Accordingly, we redesign and enhance various functions on our website on a regular basis, and we may experience instability and performance issues as a result of these changes.

        Any slowdown or failure of our website and the underlying technology infrastructure could harm our business, reputation and our ability to acquire, retain and serve our customers, which could materially adversely affect our results of operations. Our disaster recovery plan may be inadequate, and our business interruption insurance may not be sufficient to compensate us for the losses that could occur.

We are subject to fluctuations in the cost and availability of raw materials and fuel, which could increase our costs or disrupt our production.

        The key raw materials that are used for production of our mattress products are polyurethane foam, polyethylene foam, cotton, foundation constructions, fabrics and roll goods that consist of fiber, ticking and non-wovens. The key raw materials that are used for production of our non-mattress products, including our bedroom textiles, bedroom furnishings, sleep accessories and sleep technology products, include cotton, linen, steel, wood, plastic, LED lighting materials, fabrics and roll goods that consist of fiber, ticking and non-woven materials. The prices of the raw materials we use for our products vary based on market demand, supply dynamics and constraints in energy costs. Also, the cost of fuel to transport our products to market is subject to market conditions affecting supply and demand. Given the significance of the cost of these materials to our products, volatility in the prices of the underlying commodities and raw materials can significantly affect profitability. To the extent we are unable to absorb higher costs that are passed down to us from our manufacturers, or pass any such higher costs to our customers, it could have a material adverse effect on our business, financial condition and results of operations. In addition, if these materials are not available on a timely basis or at all, our manufacturers may not be able to produce our products, and our sales may decline.

We will need to improve our financial and operational systems in order to manage our growth effectively and support our increasingly complex business arrangements, and an inability to do so could harm our business and results of operations.

        To manage our growth and our increasingly complex business operations, especially as we move into new markets internationally, we will need to upgrade our operational and financial systems and procedures, improve the coordination between our various corporate functions and expand, train and manage our workforce adequately. Our efforts to manage the expansion of our operations may place a significant strain on our management personnel, systems and resources, particularly given the limited amount of financial resources and skilled employees that may be available at the time. When implementing new or changing existing processes, we may encounter transitional issues and incur substantial additional expenses. We cannot be certain that we will institute, in a timely manner or at all, the improvements to our managerial, operational, and financial systems and procedures necessary to support our anticipated increased levels of operations. Delays or problems associated with any improvement or expansion of our operational and financial systems could adversely affect our relationships with our suppliers, manufacturers, resellers and customers, harm our reputation and result in errors in our financial and other reporting, any of which could harm our business and operating results.

Increases in labor costs related to changes in employment laws and regulations could adversely impact our business.

        We are subject to a wide range of employment laws and regulations imposed by federal, state, provincial and local authorities in the countries in which we operate, especially with regard to our growing retail store operations. Our retail store operations are subject to federal, state, provincial and local laws governing such matters as minimum wages, working conditions, work scheduling, healthcare reform, paid time off, overtime pay and workers' compensation. Any legislative or regulatory changes that impact our relationship with our workforce, such as changes to minimum wage requirements or health insurance or other employee benefits mandates, could increase our expenses and adversely affect our operations. While it is our policy and practice to comply with legal and regulatory requirements and our procedures and internal controls are designed to promote such compliance, we cannot assure that all of our operations will comply with all such legal and regulatory requirements. Further, laws and regulations change over time and we may be required to incur significant expenses and/or to modify our operations in order to ensure compliance. Complying with new legislation or regulations could be time consuming and expensive, and if we are unable to offset increased labor costs related to our growing retail store operations by increased sales or improved gross margins, then this could harm our profitability or financial condition. Moreover, if we are found to be in violation of any laws or regulations, we could become subject to fines, penalties, damages or other sanctions as well as potential adverse publicity or litigation exposure. This could adversely impact our business, reputation, sales, profitability, cash flows or financial condition.

Our business is subject to a wide variety of U.S. and foreign government laws and regulations. These laws and regulations, as well as any new or changed laws or regulations, could disrupt our operations or increase our compliance costs. Failure to comply with such laws and regulations could have a further adverse impact on our business.

        We are subject to a wide variety of laws and regulations relating to the markets in which we operate or to various aspects of our business. Laws and regulations at the foreign, federal, state and local levels frequently change, and we cannot always reasonably predict the impact from, or the ultimate cost of compliance with, future regulatory or administrative changes. Changes in law, the imposition of new or additional regulations or the enactment of any new or more stringent legislation that impacts employment and labor, trade, advertising and marketing practices, pricing, consumer credit offerings, product testing and safety, transportation and logistics, health care, tax, accounting, privacy and data security, health and safety, financial crimes and sanctions or environmental issues, among others, could require us to change the way we do business and could have a material adverse impact on our sales, profitability, cash flows and financial condition. Moreover, our production, marketing, advertising and other business practices could become the subject of proceedings before regulatory authorities or the subject of claims by other parties that could require us to alter or end those practices or adopt new practices that are not as effective or are more expensive.

        In addition, our operations are subject to federal, state, provincial and local laws and regulations relating to pollution, environmental protection, occupational health and safety and labor and employee relations. New or different laws or regulations could increase direct compliance costs for us or may cause our vendors to raise the prices they charge us because of increased compliance costs. Further, the adoption of a multi-layered regulatory approach to any one of the state or federal laws or regulations to which we are currently subject, particularly where the layers are in conflict, could require alteration of our manufacturing processes or operational parameters which may adversely impact our business. We may not be in complete compliance with all such requirements at all times and, even when we believe that we are in complete compliance, a regulatory agency may determine that we are not. Our operations could also be impacted by a number of pending legislative and regulatory proposals in the United States and other countries to address global climate change. These actions could increase costs associated with our operations, including costs for raw materials, pollution control equipment and transportation. Because it is uncertain what laws will be enacted, we cannot predict the potential impact of such laws on our business, financial condition, and results of operations.

        Our international operations and manufacturers are subject to foreign exchange, tariff, environmental, tax and regulatory compliance risks, among others, which could have a material adverse effect on our business, financial condition, and results of operations. The imposition of tariffs in the jurisdictions in which our operations and manufacturers are located pursuant to trade laws and regulations can have a material adverse impact on our business by placing tariffs and tariff-rate quotas on the import or export of raw materials our facilities require for our production and raising the prices of such raw materials. We currently conduct significant operations in non-U.S. jurisdictions. For example, for the year ended December 31, 2019, 18.4% of our net revenue was generated outside of the United States. In addition to the potential increases in tariff rates, our Canadian and United Kingdom operations are subject to fluctuations in currency exchange rates, anti-dumping duties, and the potential imposition of trade restrictions and other tax increases, any of which may adversely affect our business, financial condition, and results of operations.

Government regulation of the internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.

        We are subject to general business regulations and laws as well as regulations and laws specifically governing the internet and e-commerce. Existing and future regulations and laws could impede the growth of the internet, e-commerce or mobile commerce. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection and internet neutrality. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, and consumer privacy apply to the internet as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or e-commerce. It is possible that general business regulations and laws, or those specifically governing the internet or e-commerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings, or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our sites by customers and suppliers and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. In addition, it is possible that governments of one or more countries may seek to censor content available on our website or may even attempt to completely block access to our website. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our customer base may be adversely affected, and we may not be able to maintain or grow our net revenue and expand our business as anticipated.

Regulatory requirements related to flammability standards for mattresses may increase our product costs and increase the risk of disruption to our business.

        We are subject to a number of regulatory requirements related to flammability standards for mattress in various jurisdictions. For example, in the U.S., the federal Consumer Product Safety Commission sets flammability standards and related regulations for mattresses and mattress and foundation sets. These regulations require manufacturers to implement quality assurance programs and encourage manufacturers to conduct random testing of products. These regulations also require maintenance and retention of compliance documentation. We rely on third parties to track these requirements and retain our compliance documentation and supply chain compliance, and we are unable to control their efforts. If such third parties fail to retain compliance documentation or maintain such compliance programs, such failure could impact our business, reputation, sales, profitability, cash flows and financial condition. Moreover, these quality assurance and documentation requirements are costly to implement and maintain. If any product testing, other evidence, or regulatory inspections yield results indicating that any of our products may not meet the flammability standards, we may be required to temporarily cease production and distribution and/or to recall products from the field, and we may be subject to fines or penalties, any of which outcomes could harm our business, reputation, sales, profitability, cash flows, and financial condition.

We are subject to various advertising and marketing regulations that may result in actions against us.

        Advertising and marketing of our products are subject to regulation across various jurisdictions. For example, in the United States we are subject to regulation by the FTC under the Federal Trade Commission Act, or FTC Act. Among other things, the FTC Act prohibits unfair methods of competition and unfair false or deceptive acts or practices in or affecting commerce. The FTC Act also makes it illegal to disseminate or cause to be disseminated any false advertisement. The FTC routinely reviews websites to identify questionable advertising claims and practices, and competitors sometimes inform the FTC when they believe other competitors are violating the FTC Act and consumers also notify the FTC of what they believe may be wrongful advertising. The FTC may initiate a non-public investigation that focuses on our advertising claims, which usually involves non-public pre-lawsuit extensive formal discovery. Such an investigation may be very expensive to defend, be lengthy, and result in a publicly disclosed settlement agreement. If no settlement can be reached, the FTC may start an administrative proceeding or a federal court lawsuit against us or our principal officers. The FTC often seeks to recover from the defendants any or all of the following: (i) consumer redress in the form of monetary relief or disgorgement of profits; (ii) significant reporting requirements for several years; and (iii) injunctive relief. In addition, most, if not all, states have statutes prohibiting deceptive and unfair acts and practices, and the requirements under these state statutes are similar to those of the FTC Act.

We may experience fluctuations in our quarterly results of operations due to seasonality and other factors, which could make sequential quarter to quarter comparison an unreliable indication of our performance.

        We have historically experienced and expect to continue to experience seasonal and quarterly fluctuations in sales and operating income. Our second and third quarter sales are typically higher than our other quarters. We attribute this seasonality principally to back-to school, home moves, and other seasonal factors, along with seasonal promotions we offer during these quarters. This seasonality means that a sequential quarter to quarter comparison may not provide a meaningful indication of our performance or how we will perform in the future.

        Other factors, many of which are outside of our control, that may cause quarterly results to fluctuate include, but are not limited to:

  •
  general economic and political conditions;

  •
  shifts in consumer tastes and changes in demand for the products that we offer;

  •
  expansion of existing or entry of new competitors into our markets;

  •
  pricing and other actions taken by our competitors;

  •
  changes in promotions, advertising or other actions taken by us or our existing or possible new competitors;

  •
  the timing and level of promotions;

  •
  changes in our operating expenses;

  •
  changes in commodity prices and transportation and distribution costs;

  •
  foreign exchange rates;

  •
  litigation;

  •
  adverse weather conditions in our markets, particularly on weekends, as we grow our retail presence;

  •
  natural or human-made disasters;

  •
  the timing of income tax refunds to our end-customers;

  •
  the timing or elimination of certain state and local tax holidays; and

  •
  the timing of holidays that typically result in higher sales falling in a different fiscal quarter than in a prior year, which may affect the comparability of year-to-year comparisons for the affected quarters.

        Any of these events could have a material adverse effect on our business, financial condition, and results of operations for the fiscal quarter in which such event occurs as well as for the entire year. Therefore, sequential period-to-period comparisons of historical quarterly operating results may not be a meaningful indicator of future performance.

Our plans for international expansion may not be successful.

        Continued expansion into markets outside the United States is one of our key strategies for the future growth of our business. There are, however, significant costs and risks inherent in selling our products in international markets, including: (i) failure to effectively translate and establish our core brand identity, product and experience proposition; (ii) time and difficulty in building our e-commerce platform and/or a widespread network of retail stores and retail partners; (iii) increased shipping and distribution costs, which could increase our expenses and reduce our margins; (iv) potentially lower margins; (v) longer collection cycles in some regions; (vi) increased competition from local providers of similar products; (vii) compliance with local laws and regulations, including taxes and duties, labor laws, and enhanced privacy laws, rules, and regulations, particularly in the European Union; (viii) establishing and maintaining effective internal controls at foreign locations and the associated increased costs; (ix) increased counterfeiting and the uncertainty of protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad; (x) compliance with anti-bribery, anti-corruption, economic sanctions, and anti-money laundering laws, such as the FCPA, the Bribery Act, and OFAC regulations, by us, our employees, and our business partners; (xi) currency exchange rate fluctuations and related effects on our results of operations; (xii) economic weakness, including inflation, or political instability in foreign economies and markets; (m) compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad; (xiii) workforce uncertainty in countries where labor unrest is more common than in the United States; (xiv) business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters, including earthquakes, typhoons, floods, and fires; (xv) the imposition of tariffs on products that we import into international markets that could make such products more expensive compared to those of our competitors; (xvi) that our ability to expand internationally could be impacted by the intellectual property rights of third parties that conflict with or are superior to ours; (xvii) our inability to find suitable mergers and acquisitions targets to help expand our business abroad; (xviii) sharing of data and information across borders; and (xix) other costs and risks of doing business internationally.

        These and other factors could harm our international operations and, consequently, harm our business, results of operations and financial condition. Further, we may incur significant operating expenses as a result of our planned international expansion, and it may not be successful. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in new markets. We may also encounter difficulty expanding into international markets because of limited brand recognition, leading to delayed or limited acceptance of our products by customers in these markets, and increased marketing and customer acquisition costs to establish our brand. Accordingly, if we are unable to successfully expand internationally or manage the complexity of our global operations, we may not achieve the expected benefits of this expansion and our financial condition, and results of operations could be harmed.

Our business may be adversely affected if we are unable to provide consumers a cost-effective shopping platform that is able to respond and adapt to rapid changes in technology.

        The number of people who access the internet through devices other than personal computers, including mobile phones, smartphones, handheld computers such as notebooks and tablets, video game consoles, and television set-top devices, has increased dramatically in the past few years. A significant amount of our sales are made through mobile and other handheld devices. The smaller screen size, functionality, and memory associated with some alternative devices may make the use of our sites and purchasing our products more difficult. The versions of our sites developed for these devices may not be compelling to customers. In addition, it is time consuming and costly to keep pace with rapidly changing and continuously evolving technology.

        While our website is currently mobile-optimized, as new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing applications for alternative devices and platforms, and we may need to devote significant resources to the creation, support and maintenance of such applications. If we are unable to attract customers to our website through these devices or are slow to develop a version of our website that is more compatible with alternative devices or a mobile application, we may fail to capture a significant share of customers in the markets in which we operate, which could adversely affect our business.

        Further, we continually upgrade existing technologies and business applications, and we may be required to implement new technologies or business applications in the future. The implementation of upgrades and changes requires significant investments. Our results of operations may be affected by the timing, effectiveness and costs associated with the successful implementation of any upgrades or changes to our systems and infrastructure. In the event that it is more difficult for our customers to buy products from us on their mobile devices, or if our customers choose not to buy products from us on their mobile devices or to use mobile products that do not offer access to our websites, our customer growth could be harmed and our business, financial condition, and operating results may be materially adversely affected.

We rely significantly on information technology, or IT, and any failure, inadequacy, interruption or security lapse of that technology, or any failure by us or our service providers to adequately protect our or third-party information assets from cyber-based attacks or other incidents could have a material adverse effect on our business, financial condition, and results of operations.

        Our ability to effectively manage our business depends significantly on our IT systems. The failure of our current systems, including our main operating system, JD Edwards, or future upgrades, to operate effectively or to integrate with other systems, or a breach in security of these systems could cause reduced efficiency or result in a shutdown of our operations, and remediation of any such failure, problem or breach could have a material adverse effect on our business, financial condition, and results of operations.

        We are increasingly dependent on IT, including the internet, for the storage, processing, and transmission of electronic, business-related, information assets of ours, our customers and suppliers. We leverage our internal IT infrastructures, and those of our service providers, to enable, sustain, and support our business interests. In the event that we or our service providers are unable to prevent, detect, and remediate cyber-based attacks, computer viruses, breaches of customer privacy or other security incidents in a timely manner, our operations could be disrupted or we could incur financial, legal or reputational losses arising from misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in our information systems and networks, including personal information of our employees and our customers. Furthermore, any compromise of our or our third-party partners' security could result in a violation of applicable security, privacy or data protection, consumer and other laws, regulatory or other governmental investigations, enforcement actions, and legal and financial exposure, including potential contractual liability. In addition, outside parties may attempt to fraudulently induce our employees or employees of our vendors to disclose sensitive information in order to gain access to our data. Like other companies, we have on occasion and will continue to experience, threats to our data and systems such as phishing, malware and distributed denial-of-service attacks and attacks to our e-commerce order technology, although no such attack has had a material impact on our operations. The number and complexity of these threats continue to increase over time. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development, and maintenance of these systems, controls, and processes require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite our efforts, the possibility of these events occurring cannot be eliminated entirely.

        Further, we house many of our systems offsite at a third-party data center in the Eastern United States. Our data center may likewise be subject to cyber-attacks or other technology-related incidents, and also break-ins, sabotage and intentional acts of vandalism that could cause disruptions in our ability to serve our customers and protect data. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, intentional sabotage or other anticipated problems could result in lengthy interruptions to our service. Any errors or vulnerability in our systems or damage to or failure of our systems, or a third-party data center hosting our data, could result in interruptions in our operations and could have a material adverse effect on our business, financial condition, and results of operations. Security breaches and other security incidents, including any breaches of our security measures or those of parties with whom we have commercial relationships (e.g., third-party data centers) that result in the unauthorized access of our customers' confidential, proprietary or personal data, or the belief that any of these have occurred, could damage our reputation and expose us to a risk of loss or litigation and possible liability.

Failure to comply with federal, state and foreign laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business and our financial condition.

        A variety of federal, state and foreign laws and regulations govern the collection, use, retention, sharing and security of consumer data. Laws and regulations relating to privacy, data protection and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with any federal, state or foreign privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, investigations, proceedings or actions against us by governmental entities or others or other liabilities or require us to change our operations and/or cease using certain data sets.

        We collect, store, process, and use personal information and other customer data, and we rely on third parties that are not directly under our control to manage certain of these operations and to collect, store, process and use payment information. Our customers' personal information may include names, addresses, phone numbers, email addresses, payment card data, and payment account information, as well as other information. Due to the volume and sensitivity of the personal information and data we and these third parties manage, the security features of our information systems are critical. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to access sensitive customer data, including payment card data. If we or our independent service providers or business partners experience a breach of systems that collect, store or process our customers' sensitive data, our brand could be harmed, sales of our products could decrease, and we could be exposed to claims, losses, administrative fines, litigation or regulatory and governmental investigations and proceedings. Any such claim, investigation, proceeding or action could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and suppliers and may result in the imposition of monetary penalties and administrative fines. Depending on the nature of the information compromised, we may also have obligations to notify users, law enforcement, or payment companies about the incident and may need to provide some form of remedy, such as refunds, for the individuals affected by the incident.

        Federal, state and foreign governmental authorities continue to evaluate the privacy implications inherent in the use of third-party "cookies" and other methods of online tracking for behavioral advertising and other purposes. U.S. and foreign governments have enacted, have considered or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. For example, the GDPR (as defined below) also imposes additional conditions in order to satisfy such consent, such as a prohibition on pre-checked consent tick boxes and on bundled consents thereby requiring customers to affirmatively consent for a given purpose through separate tick boxes or other affirmative action. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for internet users to prevent the placement of cookies or to block other tracking technologies, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. The regulation of the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms and consequently, materially adversely affect our business, financial condition, and operating results.

        As we expand internationally, we will be subject to additional privacy rules, many of which, such as the European Union's General Data Protection Regulation, or the GDPR (which went into effect on May 25, 2018), and national laws supplementing the GDPR (such as in the United Kingdom, the Data Protection Act 2018) are significantly more stringent than those currently enforced in the United States. The law requires companies to meet stringent requirements regarding the handling of personal data of individuals located in the European Economic Area, or EEA. These more stringent requirements include expanded disclosures to inform customers about how we may use their personal data through external privacy notices, increased controls on profiling customers and increased rights for data subjects (including customers and employees) to access, control and delete their personal data. In addition, there are mandatory data breach notification requirements. The law also includes significant penalties for non-compliance, which may result in monetary penalties of up to the higher of €20 million or 4% of a group's worldwide turnover for the preceding financial year for the most serious violations (as well as the right to compensation for financial or non-financial damages claimed by any individuals under Article 82 GDPR). The GDPR and other similar regulations require companies to give specific types of notice and informed consent is required for the placement of a cookie or similar technologies on a user's device for online tracking for behavioral advertising and other purposes and for direct electronic marketing, and the GDPR also imposes additional conditions in order to satisfy such consent, such as a prohibition on pre-checked tick boxes and bundled consents, thereby requiring customers to affirmatively consent for a given purpose through separate tick boxes or other affirmative action. In addition, the United Kingdom leaving the European Union could also lead to further legislative and regulatory changes. It remains unclear how the United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfer to the United Kingdom from the European Union will be regulated, especially following the United Kingdom's departure from the European Union on January 31, 2020 without a deal. However, the United Kingdom has transposed the GDPR into domestic law with the Data Protection Act 2018 which remains in force following the United Kingdom's departure from the European Union.

        Privacy laws, rules, and regulations are constantly evolving in the United States and abroad and may be inconsistent from one jurisdiction to another. Cultural norms around privacy or data protection also vary country to country and can drive a need to localize or customize our product in order to address varied privacy or data protection concerns, which can add cost and time to our development. We expect that new industry standards, laws and regulations will continue to be proposed regarding privacy, data protection and information security in many jurisdictions, including the California Consumer Privacy Act, which went into effect on January 1, 2020. We cannot yet determine the impact such future laws, regulations and standards may have on our business. Complying with these evolving obligations is costly. For instance, expanding definitions and interpretations of what constitutes "personal data" (or the equivalent) within the EEA, the United States and elsewhere may increase our compliance costs. Any failure to comply could give rise to unwanted media attention and other negative publicity, damage our customer and consumer relationships and reputation, and result in lost sales, claims, administrative fines, lawsuits or regulatory and governmental investigations and proceedings and may harm our business and results of operations.

        Outside of the United States, the United Kingdom and the EEA, there are many countries with data protection laws, and new countries are adopting data protection legislation with increasing frequency. Many of these laws may require consent from customers for the use of data for various purposes, including marketing, which may reduce our ability to market our products. There is no harmonized approach to these laws and regulations globally. Consequently, we increase our risk of non-compliance with applicable foreign data protection laws and regulations as we continue our international expansion. We may need to change and limit the way we use personal information in operating our business and may have difficulty maintaining a single operating model that is compliant. Compliance with such laws and regulations will result in additional costs and may necessitate changes to our business practices and divergent operating models, limit the effectiveness of our marketing activities, adversely affect our business and financial condition, and subject us to additional liabilities.

        In addition, various federal, state and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection and consumer protection. For example, in the European Union the ePrivacy Directive (which amongst other matters, regulates the use of cookies and other similar technologies) will be replaced by an EU regulation known as the ePrivacy Regulation, which is still under development and will soon replace current national laws that implement the ePrivacy Directive. The draft ePrivacy Regulation retains the GDPR's additional consent conditions and also imposes strict opt-in marketing rules on direct marketing that is "presented" on a web page rather than sent by email, alters rules on third-party cookies and similar technology and significantly increases penalties for breach of the rules. As the text of the ePrivacy Regulation is still under development and currently in draft form, and as further guidance is issued and interpretation of both the ePrivacy Regulation and the GDPR develop, it is difficult to assess the impact of the ePrivacy Regulation on our business or operations, but it may require us to modify our data practices and policies and we could incur substantial costs as a result. Further regulation and interpretation of existing regulation of cookies and similar technologies may lead to broader restrictions on our marketing and personalization activities and may negatively impact our efforts to understand users' internet usage, as well as the effectiveness of our marketing and our business generally. Such regulations may have a negative effect on businesses, including ours, that collect and use online usage information for consumer acquisition and marketing, it may increase the cost of operating a business that collects or uses such information and undertakes online marketing, it may also increase regulatory scrutiny and increase potential civil liability under data protection or consumer protection laws. Any such changes may force us to incur substantial costs or require us to change our business practices. This could compromise our ability to pursue our growth strategy effectively and may adversely affect our ability to acquire customers or otherwise harm our business, financial condition, and operating results.

We are subject to risks related to online payment methods.

        We accept payments using a variety of methods, including credit card and debit card. As we offer new payment options to customers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. As our business changes, we may also be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently pay for compliance. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card and debit card payments from customers or facilitate other types of online payments. If any of these events were to occur, our business, financial condition, and operating results could be materially adversely affected. We occasionally receive orders placed with fraudulent credit card data. We may suffer losses as a result of orders placed with fraudulent credit card data even if the associated financial institution approved payment of the orders. Under current credit card practices, we may be liable for fraudulent credit card transactions. If we are unable to detect or control credit card fraud, our liability for these transactions could harm our business, financial condition, and results of operations.

We may not be able to attract and retain qualified key personnel. If we lose the services of these individuals or are unable to attract new talent, it could impair our ability to execute our business strategy and have a material adverse effect on our business, results of operations and financial condition.

        Our success depends, in significant part, on the continued services of our executive leadership team and on our ability to attract, motivate, develop and retain a sufficient number of qualified key employees, including management, manufacturing and quality assurance, engineering, design, finance, marketing, sales and support personnel. Our executive leadership team has extensive experience in the consumer products industry, and we believe that the depth of our executive leadership team is instrumental to our continued success. The loss of any one or more members of our executive leadership team, including Philip Krim, our Chief Executive Officer, Neil Parikh, our Chief Strategy Officer, and Jeffrey Chapin, our Chief Product Officer, for any reason, including resignation or retirement, could impair our ability to execute our business strategy and have a material adverse impact on our business, financial condition, and results of operations.

        Competition for qualified key personnel can be strong, and we can provide no assurance that we will be successful in attracting or retaining such personnel now or in the future. Our inability to recruit, develop and retain qualified employees may result in high employee turnover and may force us to pay significantly higher wages, which may harm our profitability. Further, we do not carry key man insurance for any of our management executives, and the loss of any key employee or our inability to recruit, develop and retain these individuals as needed, could have a material adverse effect on our business, results of operations, and financial condition.

We may face exposure to product liability claims and recalls, which could reduce our liquidity and profitability and reduce consumer confidence in our products and have a material adverse effect on our business, financial condition, and results of operations.

        We face an inherent business risk of exposure to product liability claims if the use of any of our products results in personal injury or property damage. In the event that any of our products prove to be defective or if they are determined not to meet state or federal legal requirements or the legal requirements of other jurisdictions in which we operate, particularly in the United Kingdom and Canada, we may be required to recall or redesign those products, which could be costly and impact our profitability. Further, because we do not manufacture our products, we are partially dependent on our manufacturers to maintain our high standards of quality. The insurance we maintain against product liability claims may not continue to be available on terms acceptable to us and such coverage may not be adequate to cover the types of liabilities actually incurred. A successful claim brought against us, if not fully covered by available insurance coverage or any claim or product recall that results in significant adverse publicity against us and damage our reputation, could result in customers purchasing fewer of our products and could have a material adverse effect on our business, financial condition, and results of operations.

An increase in our return rates beyond historical levels could have a material adverse effect on our revenue, cash flows and reputation.

        Our return rates may not remain within our historical levels. An increase in return rates could significantly impair our liquidity and profitability. We currently offer trial periods of up to 100 nights on our mattresses, bedroom textiles and pillows, which allow customers to return any of these products if they are not satisfied on or prior to the expiration of the 100-night period. In addition, we offer a 30-day trial policy on most other product lines. Although historical costs to us of honoring returns during offered trial periods have been within management's expectations, we have released new products in recent years that are fairly early in their product life cycles, and the return rates for such new products may not align with our expectations. If we have higher than expected return rates, our revenue could be materially adversely impacted.

Our current and future products may experience quality problems from time to time that can result in warranty claims which may decrease our operating margin.

        Our mattresses and other sleep products generally offer a limited manufacturer's warranty against certain types of defects, or Limited Warranty, of 20 years or less, with our mattresses having a Limited Warranty of 10 years and our adjustable bed frames having a Limited Warranty of 20 years. Although we extensively and rigorously test new and enhanced products, there can be no assurance we will be able to detect, prevent, or fix all defects. Because certain of our products have not been in use by our customers for the full warranty period, we have limited information with which to evaluate the likelihood and magnitude of a potential warranty claim. The manufacturers of our mattresses and other sleep products are generally contractually obligated to cover warranty claims we submit to them. If, however, the actual amount of warranty claims we submit to manufacturers exceeds the amount of warranty claims the manufacturers are willing or able to cover, we may have to pay the incremental amount of such claims, which would decrease our operating margin.

Any acquisitions, partnerships or joint ventures that we enter into could disrupt our operations, and have a material adverse effect on our business, financial condition, and results of operations.

        From time to time, we may evaluate potential strategic acquisitions of businesses, including partnerships or joint ventures with third parties. We may not be successful in identifying acquisition, partnership and joint venture candidates. In addition, we may not be able to continue the operational success of such businesses or successfully finance or integrate any businesses that we acquire or with which we form a partnership or joint venture. We may have potential write-offs of acquired assets and/or an impairment of any goodwill recorded as a result of acquisitions. Furthermore, the integration of any acquisition may divert management's time and resources from our core business and disrupt our operations or may result in conflicts with our business. Any acquisition, partnership or joint venture may not be successful, may reduce our cash reserves, may negatively affect our earnings and financial performance and, to the extent financed with the proceeds of debt, may increase our indebtedness. We cannot ensure that any acquisition, partnership or joint venture we make will not have a material adverse effect on our business, financial condition, and results of operations.

We are currently, and may in the future, become involved in legal or regulatory proceedings and/or audits, including intellectual property rights claims, which, if resolved adversely, could harm our business, financial condition, and results of operations.

        Our business requires compliance with many laws and regulations, including intellectual property, labor and employment, sales and other taxes, customs, and consumer protection laws and ordinances that regulate retailers generally and/or govern the production, importation, promotion, and sale of merchandise, and the operation of stores and warehouse facilities. Failure to comply with these laws and regulations could subject us to lawsuits and other proceedings. The costs of supporting litigation and dispute resolution proceedings are considerable, and there can be no assurances that a favorable outcome will be obtained. We may need to settle litigation and disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of any settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. Even if we were to prevail in such a litigation or dispute, it could be costly and time consuming and divert the attention of our management and key personnel from our business operations. During the course of any litigation or dispute, we may make announcements regarding the results of hearings and motions and other interim developments. If securities analysts and investors regard these announcements as negative, the market price of our common stock may decline. We may become involved in a number of legal proceedings and audits, including government and agency investigations, and consumer, employment, tort, and other litigation. The outcome of some of these legal proceedings, audits, and other contingencies could require us to take, or refrain from taking, actions that could harm our operations or require us to pay substantial amounts of money, harming our financial condition, and results of operations.

        From time to time, we are subject to claims, complaints or litigation based on allegations of infringement, misappropriation or other violations of intellectual property or similar rights. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property claims and other assertions against us grows. With respect to any intellectual property rights claim, we may have to seek a license to continue to sell products found to be in violation of third-party rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue selling certain products may not be available to us at all, and we may be required to develop alternative non-infringing technology or discontinue product lines. The development of alternative, non-infringing technology could require significant effort and expense. Additionally, defending against these lawsuits and proceedings may be necessary, which could result in substantial costs and diversion of management's attention and resources, harming our business, financial condition, and results of operations.

        As a result, any pending or future legal or regulatory proceedings and/or audits could harm our business, financial condition, and results of operations.

Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from growing.

        In the future, we could be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. We may sell common stock, convertible securities and other equity securities or debt securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted.

        New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock. Debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.

Our business relies heavily on email, and any restrictions on the sending of emails or an inability to timely deliver such communications could materially adversely affect our net revenue and business.

        Our business is highly dependent upon email for promoting our website and products. Periodic promotions offered through emails sent by us generate a portion of our net revenue. We provide periodic emails to customers and other visitors informing them of what is available for purchase on our website that day, and we believe these messages are an important part of our customer experience and help generate a portion of our net revenue. If we are unable to successfully deliver emails or other messages to our subscribers, or if subscribers decline to open our emails or other messages, our net revenue and profitability would be materially adversely affected. Changes in how webmail applications organize and prioritize email may reduce the number of subscribers opening our emails. For example, Google's Gmail service has a feature that organizes incoming emails into categories (for example, primary, social and promotions). Such categorization or similar inbox organizational features may result in our emails being delivered in a less prominent location in a subscriber's inbox or viewed as "spam" by our subscribers and may reduce the likelihood of that subscriber opening our emails. Actions by third parties to block, impose restrictions on or charge for the delivery of emails or other messages could also adversely impact our business. From time to time, internet service providers or other third parties may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or other messages to third parties. Changes in the laws or regulations that limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications. Our use of email and other messaging services to send communications about our sites or other matters may also result in legal claims against us, which may cause us increased expenses, and if successful might result in fines and orders with costly reporting and compliance obligations or might limit or prohibit our ability to send emails or other messages. We also rely on social networking messaging services to send communications and to encourage customers to send communications. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit our ability or our customers' ability to send communications through their services, disruptions or downtime experienced by these social networking services or decline in the use of or engagement with social networking services by customers and potential customers could materially adversely affect our business, financial condition, and operating results.

Our corporate tax rate may increase, we may incur additional income tax liabilities and we may incur costs in complying with changing tax laws in the United States and abroad, which could adversely impact our cash flow, financial condition, and results of operations.

        We are subject to taxation in various jurisdictions. In preparing our financial statements, we calculate our effective income tax rate based on current tax laws and regulations and the estimated taxable income within each of these jurisdictions. Our effective income tax rate, however, may be higher due to numerous factors, including changes in tax laws or regulations, changes in our tax filing positions or the taxing authority and judicial ruling against tax positions we have claimed. For example, the U.S. government recently enacted significant tax reform, and certain provisions of the new law may adversely affect us. Changes include, but are not limited to, a federal corporate tax rate decrease to 21.0% for tax years beginning after December 31, 2017, limitations on interest expense deductions, the immediate expensing of certain capital expenditures, the adoption of elements of a partially territorial tax system, new anti-base erosion provisions, a reduction to the maximum deduction allowed for U.S. federal net operating losses, or NOLs, generated in tax years after December 31, 2017 and providing for indefinite carryforwards for losses generated in tax years after December 31, 2017. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, and will be subject to interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could mitigate or increase certain adverse effects of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation.

        Additionally, tax authorities at the foreign, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce. New or revised foreign, federal, state or local tax regulations or court decisions may subject us or our customers to additional sales, income and other taxes. For example, on June 21, 2018, the U.S. Supreme Court rendered a 5-4 majority decision in South Dakota v. Wayfair Inc., 17-494 where the Court held, among other things, that a state may require an out-of-state seller with no physical presence in the state to collect and remit sales taxes on goods the seller ships to customers in the state, overturning existing court precedent. While we do not expect the Court's decision to have a significant impact on our business, other new or revised taxes and, in particular, sales taxes, VAT and similar taxes could increase the cost of doing business online and decrease the attractiveness of selling products over the internet. New taxes and rulings could also create significant increases in internal costs necessary to capture data and collect and remit taxes.

        Also, officials in non-U.S. jurisdictions in which we do business have proposed, or announced that they are reviewing tax increases, and other revenue raising laws and regulations. Any resulting changes in tax laws or regulations could impose new restrictions, costs or prohibitions on our current practices and reduce our net income and adversely affect our cash flows. Generally, future changes in applicable tax laws and regulations, or their interpretation and application could have an adverse effect on our business, financial conditions, and results of operations.

We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards and other tax attributes to reduce our future tax liability.

        As of December 31, 2019, we had U.S. federal NOL carryforwards of approximately $223.4 million, which may be limited annually due to certain change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and other limitations in the Code. Our 2018 federal NOL carryforward of $64.8 million does not expire. Our federal NOL carryforwards of $92.4 million incurred prior to 2018 will begin to expire in 2035 and will completely expire in 2037. Please refer to Note 10 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a further discussion of the carryforward of our NOLs and other tax attributes. As of December 31, 2019, we maintain a full valuation allowance for our deferred tax assets.

        Utilization of NOLs generated in tax years beginning after December 31, 2017 is limited to a maximum of 80% of the taxable income for such year determined without regard to the NOL deduction. In addition, "ownership changes" (generally defined as greater than 50-percentage-point cumulative changes in the equity ownership of certain stockholders over a rolling three-year period) under Section 382 of the Code may further limit our ability to utilize our pre-change NOL carryforwards and other tax attributes to reduce our taxable income in periods following the ownership changes. The issuance of common stock contemplated herein may result in an ownership change, and we may experience ownership changes in the future as a result of subsequent shifts in our common stock ownership. In general, were an ownership change to occur, our ability to utilize federal NOL carryforwards would be limited annually to an amount equal to the aggregate value of our equity at the time of the ownership change multiplied by a specified tax-exempt interest rate, subject to increase by certain built-in gains. The utilization of our state NOL carryforwards may also be limited due to state tax regulations relating to ownership changes.

Valuation allowances against our deferred tax assets could adversely affect our results of operations and financial condition.

        Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to be in effect during the years in which the basis differences reverse. We are required to evaluate the recoverability of our deferred tax assets regularly and establish a valuation allowance, if necessary, to reduce our deferred tax assets to an amount that is more-likely-than-not to be realizable. In determining the need for a valuation allowance, we consider many factors, including future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years and implementation of any feasible and prudent tax planning strategies management would employ to realize the tax benefit.

        Inherent in the provision for income taxes are estimates regarding the deductibility of certain items, the timing of income and expense recognition and the current or future realization of operating losses, capital losses, certain tax credits and future enacted changes in applicable tax rates as well as the tax base. In the event these estimates differ from our prior estimates due to the receipt of new information, we may be required to significantly change the provision for income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated financial statements in the year these estimates change. A further significant decline in value of assets incorporated into our tax planning strategies could lead to an increase of our valuation allowance on deferred tax assets having an adverse effect on current and future results.

We may need to recognize impairment charges related to identified intangible assets and fixed assets.

        We are required to test any intangible asset with an indefinite life for possible impairment on the same date each year and on an interim basis if there are indicators of a possible impairment. There is significant judgment required in the analysis of a potential impairment of identified intangible assets and fixed assets. If, as a result of a general economic slowdown or deterioration in one or more of the markets in which we operate or in our financial performance or future outlook, or if the estimated fair value of our long-lived assets decreases, we may determine that one or more of our long-lived assets is impaired. An impairment charge would be determined based on the estimated fair value of the assets and any such impairment charge could have a material adverse effect on our financial condition, and results of operations.

We are subject to many hazards and operational risks that can disrupt our business, some of which may not be insured or fully covered by insurance.

        Our operations are subject to many hazards and operational risks inherent to our business, including: (i) general business risks; (ii) product liability; (iii) product recall; and (iv) damage to third parties, our infrastructure, or properties caused by fires, floods and other natural disasters, power losses, telecommunications failures, terrorist attacks, human errors, and similar events.

        Our insurance coverage may be inadequate to cover our liabilities related to such hazards or operational risks. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable and commercially justifiable, and insurance may not continue to be available on terms as favorable as our current arrangements. The occurrence of a significant uninsured claim, or a claim in excess of the insurance coverage limits maintained by us could harm our business, results of operations, and financial condition.

Terrorist attacks in the United States or against U.S. targets, actual or threatened acts of war or the escalation of current hostilities involving the United States or its allies could have a material adverse effect on our business, financial condition, and results of operations.

        Terrorist attacks in the United States or against U.S. targets, actual or threatened acts of war (declared or undeclared) or the escalation of current hostilities involving the United States or its allies, or any other military or trade disruptions impacting our domestic or foreign suppliers of components of our products, may impact our operations by, among other things, causing supply chain disruptions. These events could also cause an increase in oil or other commodity prices, which could adversely affect our raw materials or transportation costs. These events also could cause or act to prolong an economic recession in the United States or abroad. More generally, any of these events could cause consumer confidence and spending to decrease, which could adversely impact our product sales. Any of these occurrences could have a material adverse effect on our business, financial condition, and results of operations.

Natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt business and result in lower sales and otherwise have a material adverse effect on our business, financial performance and results of operations.

        The occurrence of one or more natural disasters, such as tornadoes, hurricanes, fires, floods and earthquakes, unusual weather conditions, epidemic outbreaks such as Ebola, Zika, novel coronavirus or measles, terrorist attacks or disruptive political events in certain regions where our retail stores, distribution centers and other facilities are located, or where our manufacturers', suppliers' and retail partners' facilities are located, could adversely affect our business and result in lower sales. Severe weather, such as heavy snowfall or extreme temperatures, may discourage or restrict customers in a particular region from traveling to our retail stores, thereby reducing our sales and profitability. Natural disasters including tornados, hurricanes, floods and earthquakes may damage our facilities or those of our suppliers or retailers or our other operations, which could have a material adverse effect on our business, financial condition, and results of operations. To the extent these events also impact one or more of our manufacturers, suppliers, retail partners or retailers or result in the closure of the facilities of any of their facilities or our facilities, we may be unable to maintain inventory balances, maintain delivery schedules or provide other support functions to our stores. In addition, the disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business, financial condition, and results of operations.

The novel coronavirus outbreak could adversely impact our business, financial condition and results of operations.

        In January 2020, the World Health Organization declared the novel coronavirus outbreak originating in Wuhan, China to be a public health emergency, prompting precautionary government-imposed travel restrictions and temporary closures of business operations, and in March 2020, the outbreak was declared to be a pandemic. We currently have third-party manufacturing partners in various locations, including China, Vietnam and the United States, among others. Certain of our suppliers and the manufacturers of certain of our products may be adversely impacted by the novel coronavirus outbreak. As a result, we may face delays or difficulty sourcing products, which could negatively affect our business and financial results. Even if we are able to find alternate sources for such products, they may cost more, which could adversely impact our results of operations and financial condition. With respect to consumer demand, we have experienced changing consumer behavior in our direct-to-consumer channel since late February 2020, including a slowdown in e-commerce and retail foot traffic, which will have a negative impact on our revenues. The outbreak has also caused us to temporarily close our retail stores located in North America for an eleven-day period. If we temporarily close our retail locations for longer periods of time or delay or cancel planned openings of new retail store locations, or if our retail partners temporarily close their stores where our products are sold, demand for our products may be further reduced, and our revenues, results of operations and financial condition could be materially adversely affected.

        At this time, there is significant uncertainty relating to the potential effect of the novel coronavirus on our business. Infections have become more widespread, including in other countries where we source products or have operations, which may worsen the supply shortage or force us to restrict our third party manufacturing or other operations. In addition, due to the further spread of the outbreak in New York and California, where we have corporate offices, we have temporarily restricted access to our offices until at least March 27, 2020, which could negatively impact productivity, particularly if we restrict access to our offices for a longer period of time. Any of these occurrences may have a negative impact on our business, financial condition or results of operations.

We have certain indebtedness and this level of indebtedness could have a material adverse effect on our ability to generate sufficient cash to fulfill our obligations under such indebtedness, to react to changes in our business and to incur additional indebtedness to fund future needs.

        As of December 31, 2019, we had $15.9 million outstanding under the Senior Secured Facility (as defined herein, $50.0 million outstanding under the Subordinated Facility (as defined herein, and $7.6 million of letters of credit issued pursuant to the Senior Secured Facility. Our net interest expense (excluding interest expense attributable to taxes and interest income) was $2.9 million for the year ended December 31, 2019.

        Our certain indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences for our business. For example, it could:

  •
  make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under the agreements governing such indebtedness;

  •
  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions, business development and other purposes;

  •
  increase our vulnerability to adverse general economic and industry conditions, which could place us at a competitive disadvantage compared to our competitors, many of which have relatively less indebtedness;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

  •
  limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions and other corporate purposes; and

  •
  limit our ability to redeem, repurchase, defease, acquire or retire for value any subordinated indebtedness we may incur.

        If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would result in a default under our debt instruments and would allow the lenders under our Senior Secured Facility and Subordinated Facility to terminate their commitments to lend additional money or foreclose against the assets, if any, securing their borrowings, and we could be forced into bankruptcy or liquidation. In addition, any failure to make payments on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of such results of operations and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Senior Secured Facility and Subordinated Facility restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate any such dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

        In addition, indebtedness under our Subordinated Facility and Senior Secured Facility bears interest at variable rates. Because we have variable rate debt, fluctuations in interest rates may affect our business, results of operations, financial condition, and cash flows. We may attempt to minimize interest rate risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate swaps.

Restrictions imposed by our debt instruments may limit the ability of our subsidiaries to operate their business and to finance our future operations or capital needs or to engage in other business activities.

        The terms of our debt instruments restrict certain of our subsidiaries from engaging in specified types of transactions. These covenants restrict our ability and the ability of the borrowers and subsidiaries, among other things, to: incur additional indebtedness, pay dividends, make investments, make capital expenditures in excess of a certain amount, sell or otherwise dispose of all or any part of our business or property, engage in affiliate transactions, create liens, or consolidate or merge. Our ability to comply with these restrictions can be affected by events beyond our control, and we may not be able to maintain compliance with them. A breach of any of these covenants would be an event of default.

        Although the terms of our Subordinated Facility and Senior Secured Facility contain restrictions on the incurrence of additional indebtedness by us or our subsidiaries, as applicable, these restrictions are subject to a number of important exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. If we and our subsidiaries incur significant additional indebtedness, the related risks to our financial condition could increase.

        In the event of a default under any of our current or future debt instruments, the lenders could elect to declare all amounts outstanding under such debt instruments, to be immediately due and payable or in the case of our Subordinated Facility, may terminate their commitments to lend additional money. If the indebtedness under any of our debt instruments were to be accelerated, our assets may not be sufficient to repay such indebtedness in full.

Risks Related to the Ownership of Our Common Stock

Our common stock price may be volatile or may decline regardless of our operating performance and you may not be able to resell your shares at or above the price for which they were purchased.

        It is possible that an active trading market will not continue or that any market will be sustained, which could make it difficult for you to sell your shares of common stock at an attractive price or at all. Consequently, you may not be able to sell your shares of common stock at prices equal to or greater than the price you paid for them.

        Many factors, which are outside our control, may cause the market price for shares of our common stock to fluctuate significantly, including those described elsewhere in this "Risk Factors" section and this Annual Report on Form 10-K, as well as the following:

  •
  our operating and financial performance and prospects;

  •
  our quarterly or annual earnings or those of other companies in our industry compared to market expectations;

  •
  conditions that impact demand for our products;

  •
  future announcements concerning our business, our clients' businesses or our competitors' businesses;

  •
  the public's reaction to our press releases, other public announcements and filings with the Securities and Exchange Commission, or the SEC;

  •
  the market's reaction to our reduced disclosure and other requirements as a result of being an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act;

  •
  the size of our public float;

  •
  coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;

  •
  market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

  •
  strategic actions by us or our competitors, such as acquisitions or restructurings;

  •
  changes in laws or regulations which adversely affect our industry or us;

  •
  changes in accounting standards, policies, guidance, interpretations or principles;

  •
  changes in senior management or key personnel;

  •
  issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;

  •
  changes in our dividend policy;

  •
  adverse resolution of new or pending litigation against us; and

  •
  changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

        These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low. As a result, you may suffer a loss on your investment.

We do not intend to pay dividends on our common stock for the foreseeable future.

        We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to repay indebtedness. As a result, we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our business prospects, results of operations, financial condition, cash requirements and availability, certain restrictions related to our indebtedness, industry trends and other factors that our board of directors may deem relevant. Any such decision will also be subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. In addition, we may incur additional indebtedness, the terms of which may further restrict or prevent us from paying dividends on our common stock. As a result, you may have to sell some or all of your common stock after price appreciation in order to generate cash flow from your investment, which you may not be able to do. Our inability or decision not to pay dividends, particularly when others in our industry have elected to do so, could also adversely affect the market price of our common stock.

The issuance by us of additional shares of common stock or convertible securities could make it difficult for another company to acquire us, may dilute your ownership of us and could adversely affect our stock price.

        Subsequent to and in connection with our initial public offering, we filed a registration statement with the SEC on Form S-8 providing for the registration of shares of our common stock issued or reserved for issuance under our long-term incentive plan. Subject to the satisfaction of vesting conditions and the expiration of lockup agreements entered to in connection with our initial public offering, shares registered under the registration statement on Form S-8 are available for resale immediately in the public market without restriction. From time to time in the future, we may also issue additional shares of our common stock or securities convertible into common stock pursuant to a variety of transactions, including acquisitions. The issuance by us of additional shares of our common stock or securities convertible into our common stock would dilute your ownership of us and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our common stock.

        In the future, we expect to obtain financing or to further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. Issuing additional shares of our capital stock, other equity securities, or securities convertible into equity may dilute the economic and voting rights of our existing stockholders, reduce the market price of our common stock, or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing, or nature of our future offerings. As a result, holders of our common stock bear the risk that our future offerings may reduce the market price of our common stock and dilute their percentage ownership. See "Description of Capital Stock."

Future sales, or the perception of future sales, by us or stockholders in the public market could cause the market price for our common stock to decline.

        The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

The 8,350,000 shares sold or issued in our initial public offering are freely tradable without restriction or further registration under the Securities Act, except that any shares held by our affiliates may be sold only in compliance with certain limitations under Rule 144 of the Securities Act, and the shares purchased by New Enterprise Associates 14, L.P., the IVP Entities and Jack Lazar are subject to lock-up agreements with the underwriters that, subject to certain customary exceptions, restrict the sale of the shares of our common stock and certain other securities held by them for 180 days after February 5, 2020.

        The remaining outstanding shares of common stock held by the owners of our common stock prior to our initial public offering are subject to certain restrictions on resale. We, our executive officers, directors and the holders of substantially all of the outstanding shares of common stock prior to our initial public offering signed lock-up agreements with the underwriters that, subject to certain customary exceptions, restrict the sale of the shares of our common stock and certain other securities held by them for 180 days after February 5, 2020. Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC, who acted as underwriters in our initial public offering, may, in their sole discretion and at any time without notice, release all or any portion of the shares or securities subject to any such lock-up agreements.

        Upon the expiration of the lock-up agreements described above, all of such shares will be eligible for resale in a public market, subject, in the case of shares held by our affiliates, to volume, manner of sale and other limitations under Rule 144 of the Securities Act.

        As restrictions on resale end, the market price of our shares of common stock could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.

We are an emerging growth company, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

        We are an "emerging growth company" as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised financial accounting standards until such time as those standards apply to private companies. We intend to take advantage of the extended transition period for adopting new or revised financial statements under the JOBS Act as an emerging growth company.

        We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates is at least $700 million as of the last business day of our most recently completed second fiscal quarter, (ii) the end of the fiscal year in which we have total annual gross revenues of $1.07 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period, or (iv) the last day of the fiscal year in which the fifth anniversary of the closing of the initial public offering of our common stock.

        For as long as we continue to be an emerging growth company, we may also take advantage of other exemptions from certain reporting requirements that are applicable to other public companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, exemption from any rules that may be adopted by the PCAOB requiring mandatory audit firm rotations or a supplement to the auditor's report on financial statements, extended transition periods for complying with new accounting standards, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute arrangements, and reduced financial reporting requirements. Investors may find our common stock less attractive because we will rely on these exemptions, which could result in a less active trading market for our common stock, increased price fluctuation, and a decrease in the trading price of our common stock.

The obligations associated with being a public company involve significant expenses and require significant resources and management attention, which may divert from our business operations.

        We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting. As a result, we incur significant legal, accounting and other expenses that we did not previously incur as a private company. Additionally, most of our management team, including our Chief Executive Officer, have never managed a publicly traded company prior to our initial public offering, and as a result, do not have prior experience in complying with the increasingly complex and changing legal and regulatory landscape in which public companies operate. Our entire management team and many of our other employees will need to devote substantial time to compliance, and may not effectively or efficiently manage our transition into a public company.

        In addition, the need to establish the corporate infrastructure demanded of a public company may also divert management's attention from implementing our business strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal control over financial reporting, including IT controls, and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations. In addition, we cannot predict or estimate the amount of additional costs we may incur to comply with these requirements. We anticipate that these costs will materially increase our general and administrative expenses.

        These rules and regulations result in our incurring legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

As a public reporting company, we are be subject to rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner.

        We are a public reporting company subject to the rules and regulations established from time to time by the SEC and the New York Stock Exchange, or the NYSE. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel.

        In addition, as a public company, we will be required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. Section 404(a) of the Sarbanes-Oxley Act, or Section 404(a), requires that beginning with our second annual report following our initial public offering, management assess and report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting. Although Section 404(b) of the Sarbanes-Oxley Act, or Section 404(b), requires our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal control over financial reporting, we have opted to rely on the exemptions provided in the JOBS Act, and consequently will not be required to comply with SEC rules that implement Section 404(b) until such time as we are no longer an "emerging growth company." We expect our first Section 404(a) assessment will take place for our annual report for the year ending December 31, 2020. In order to comply with these rules, we expect to incur additional expenses and devote increased management effort. To maintain and improve the effectiveness of our disclosure controls and procedures, we will need to commit significant resources, hire additional staff and provide additional management oversight. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

        In connection with the audit of our consolidated financial statements as of December 31, 2018, we concluded that a material weakness in our internal control over financial reporting existed. This material weakness has since been remediated, but additional material weaknesses or significant deficiencies may be discovered in the future. If our senior management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if our independent registered public accounting firm cannot render an unqualified opinion on management's assessment and the effectiveness of our internal control over financial reporting at such time as it is required to do so, or if material weaknesses in our internal control over financial reporting are identified, we could be subject to regulatory scrutiny, a loss of public and investor confidence, and to litigation from investors and stockholders, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our common stock price and adversely affect our results of operations and financial condition. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the NYSE or other regulatory authorities, which would require additional financial and management resources.

Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management, and limit the market price of our common stock.

        Our amended and restated certificate of incorporation, or our Amended Charter, our amended and restated bylaws, or our Amended Bylaws, and Delaware law contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors. Among other things, our Amended Charter and/or Amended Bylaws include the following provisions:

  •
  a staggered board, which means that our board of directors is classified into three classes of directors with staggered three-year terms and directors are only able to be removed from office for cause;

  •
  limitations on convening special stockholder meetings, which could make it difficult for our stockholders to adopt desired governance changes;

  •
  a prohibition on stockholder action by written consent, which means that our stockholders will only be able to take action at a meeting of stockholders and will not be able to take action by written consent for any matter;

  •
  a forum selection clause, which means certain litigation against us can only be brought in Delaware;

  •
  the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders; and

  •
  advance notice procedures, which apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

        These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, or the DGCL, which prevents interested stockholders, such as certain stockholders holding more than 15% of our outstanding common stock, from engaging in certain business combinations unless (i) prior to the time such stockholder became an interested stockholder, the board approved the transaction that resulted in such stockholder becoming an interested stockholder, (ii) upon consummation of the transaction that resulted in such stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the common stock, or (iii) following board approval, the business combination receives the approval of the holders of at least two-thirds of our outstanding common stock not held by such interested stockholder at an annual or special meeting of stockholders.

        Any provision of our Amended Charter, Amended Bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

Our Amended Charter provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

        Our Amended Charter provides that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers, or other employees or stockholders to us or to our stockholders; (iii) any action asserting a claim arising pursuant to the DGCL, the Amended Charter or the Amended Bylaws or as to which the DGCL confers exclusive jurisdiction on the Court of Chancery of the State of Delaware; or (iv) any action asserting a claim governed by the internal affairs doctrine; provided that the exclusive forum provisions will not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act, or to any claim for which the federal courts have exclusive jurisdiction. The choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our Amended Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

Our Amended Charter provides that the doctrine of "corporate opportunity" does not apply with respect to any officer, director or stockholder who is not employed by us or our subsidiaries.

        Our Amended Charter provides that the doctrine of "corporate opportunity" does not apply with respect to any officer, director or stockholder (or their respective affiliates) who is not employed by us or our subsidiaries. The doctrine of corporate opportunity generally provides that a corporate fiduciary may not develop an opportunity using corporate resources or information obtained in their corporate capacity for their personal advantage, acquire an interest adverse to that of the corporation or acquire property that is reasonably incident to the present or prospective business of the corporation or in which the corporation has a present or expectancy interest, unless that opportunity is first presented to the corporation and the corporation chooses not to pursue that opportunity. The doctrine of corporate opportunity is intended to preclude officers, directors or other fiduciaries from personally benefiting from opportunities that belong to the corporation. To the extent permitted by Delaware law, our Amended Charter renounces any interest or expectancy that we have in, or right to be offered an opportunity to participate in, specified business opportunities that are from time to time presented to our officers, directors or stockholders or their respective affiliates (other than those who are employees of the Company or its subsidiaries). Any officers, directors or stockholders or their respective affiliates, other than those officers, directors, stockholders or affiliates who are employees of the Company or its subsidiaries, therefore have no duty to communicate or present corporate opportunities to us, and have the right to either hold any corporate opportunity for their (and their affiliates') own account and benefit or to recommend, assign or otherwise transfer such corporate opportunity to persons other than us, including to any officers, directors or stockholders or their respective affiliates (other than those who are employees of the Company or its subsidiaries). Notwithstanding the foregoing, our Amended Charter does not renounce our interest in any business opportunity that is expressly offered to an officer, director, stockholder or affiliate solely in their capacity as an officer, director or stockholder (or affiliate thereof).

        As a result, certain of our officers, directors or stockholders or their respective affiliates are not prohibited from operating or investing in competing businesses. We therefore may find ourselves in competition with certain of our officers, directors or stockholders or their respective affiliates, and we may not have knowledge of, or be able to pursue, transactions that could potentially be beneficial to us. Accordingly, we may lose a corporate opportunity or suffer competitive harm, which could negatively impact our business or prospects.

An active trading market for our common stock may not be sustained.

        An active trading market for our common stock may not be sustained. Accordingly, if an active trading market for our common stock does is not maintained, the liquidity of our common stock, your ability to sell your shares of our common stock when desired and the prices that you may obtain for your shares of common stock will be adversely affected.

If securities analysts do not publish research or reports about our Company, or if they issue unfavorable commentary about us or our industry or downgrade our common stock, the price of our common stock could decline.

        The trading market for our common stock will depend in part on the research and reports that third-party securities analysts publish about our Company and the industries in which we operate. We may be unable or slow to attract research coverage and if one or more analysts cease coverage of our company, the price and trading volume of our securities would likely be negatively impacted. If any of the analysts that may cover us change their recommendation regarding our securities adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst that may cover us ceases covering us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our securities to decline. Moreover, if one or more of the analysts who cover us downgrades our common stock, or if our reporting results do not meet their expectations, the market price of our common stock could decline.

If our operating and financial performance in any given period does not meet the guidance that we provide to the public, the market price of our common stock may decline.

        We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will be comprised of forward-looking statements subject to the risks and uncertainties described in this Annual Report on Form 10-K and in our other public filings and public statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our common stock may decline. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our corporate headquarters are located in New York, New York, where we occupy approximately 69,000 square feet of office space pursuant to a lease that expires in December 2034, with an option to renew thereafter. We currently lease or license additional office space in San Francisco, California, Toronto, Canada and Berlin, Germany.

        As of December 31, 2019, we operated 53 retail stores across the United States and seven retail stores in Canada. All of our retail properties are leased or licensed from third parties under agreements expiring at various dates from 2019 to 2029, and the average size of our stores is approximately 3,000 square feet. The following table summarizes our domestic store locations by state, as of December 31, 2019:

State	Store Count	State	Store Count
New York	5	Florida	4
California	11	Massachusetts	5
Illinois	3	Minnesota	1
Georgia	2	New Jersey	3
North Carolina	2	Oregon	1
Texas	4	Pennsylvania	2
Colorado	1	Washington	1
Connecticut	1	Tennessee	1
Delaware	1	Missouri	2
Ohio	1	Michigan	1
Virginia	1

        Our retail leases generally have a term of five to 10 years, with the majority of such leases including the right for us to terminate based on certain sales thresholds. A portion of our leases also have five-year renewal options. Most leases for our retail stores provide for a minimum rent, typically with escalating rent increases and generally require us to pay insurance, utilities, real estate taxes and repair and maintenance expenses.

        We believe that our facilities are adequate for our current needs and that, if necessary, suitable additional or alternative space will be available to accommodate our operations.

Item 3.    Legal Proceedings.

        We are from time to time subject to various claims, lawsuits and other legal proceedings, including intellectual property claims. Some of these claims, lawsuits and other legal proceedings involve highly complex issues, and often these issues are subject to substantial uncertainties. Accordingly, our potential liability with respect to a large portion of such claims, lawsuits and other legal proceedings cannot be estimated with certainty. Management, with the assistance of legal counsel, periodically reviews the status of each significant matter and assesses potential financial exposure. We recognize provisions for claims or pending litigation when we determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates. If management's estimates prove incorrect, we could incur a charge to earnings which could have a material adverse effect on our results of operations, financial condition, and cash flows.

Item 4.    Mine Safety Disclosures.

        Not Applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        On February 6, 2020, our common stock began trading on the NYSE under the symbol "CSPR." Prior to that time, there was no public market for our common stock.

Holders

        As of February 28, 2020, there were approximately 39,675,000 shares of our common stock outstanding held by approximately 255 holders of record.

Dividend Policy

        We currently intend to retain all available funds and any future earnings to fund the development and growth of our business, and therefore we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. Any such determination will also depend upon our business prospects, results of operations, financial condition, cash requirements and availability and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

        The following sets forth information regarding unregistered securities sold from January 1, 2019 through December 31, 2019:

  •
  From January 1, 2019 to December 31, 2019, we issued an aggregate of 80,499 shares of our Class A common stock upon the exercise of options under our 2014 Plan (as defined in Item 11, "Executive Compensation" herein) at exercise prices of $0.77 per share, for an aggregate purchase price of $0.1 million.

  •
  From January 1, 2019 to December 31, 2019, we issued an aggregate of 178,366 shares of our Class B common stock upon the exercise of options under our 2015 Plan (as defined in Item 11, "Executive Compensation" herein) at exercise prices ranging from $6.61 to $15.90 per share, for an aggregate purchase price of $1.4 million.

  •
  From February 2019 to April 2019, we sold an aggregate of 720,063 shares of our Series D preferred stock to the following persons at a purchase price of $31.24715 per share:

  •
  240,021 shares to New Enterprise Associates 14, L.P.;

  •
  160,014 shares to Red Cart Ventures LLC;

  •
  128,012 shares to IVP Entities;

  •
  112,010 shares to Norwest Venture Partners XII, L.P.; and

  •
  80,006 shares to DTR LLC.

        The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder or Rule 701 promulgated under the Securities Act, or Rule 701, as transactions by an issuer not involving a public offering or under benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was either an accredited or sophisticated person, or in the case of securities exempt from registration under Rule 701 an employee, and had adequate access, through employment, business, or other relationships, to information about us.

Use of Proceeds

        On February 10, 2020, in connection with our initial public offering, we issued and sold 8,350,000 shares of our common stock at a price to the public of $12.00 per share resulting in net proceeds to us of approximately $88.4 million, after deducting the underwriting discount of approximately $6.5 million and offering expenses of approximately $5.3 million. All shares issued and sold were registered pursuant to a registration statement on Form S-1 (File No. 333-235874), as amended, or the Registration Statement, declared effective by the SEC on February 5, 2020. Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, and Jefferies LLC acted as representatives of the underwriters for the offering. The offering commenced February 5, 2020 and terminated after the sale of all securities registered pursuant to the Registration Statement. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

        The net proceeds of approximately $88.4 million from our initial public offering have been invested in money market funds. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus, filed with the SEC on February 7, 2020 pursuant to Rule 424(b)(4) relating to our Registration Statement, or our Final Prospectus.

Item 6.    Selected Financial Data.

        The following tables present our selected consolidated financial and other data. We have derived the selected consolidated statement of operations and comprehensive loss data and consolidated statement of cash flows for the years ended December 31, 2019 and 2018 and 2017 and the selected consolidated balance sheet data as of December 31, 2019 and 2018 from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated balance sheet data as of December 31, 2017 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. You should read this data together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K and the section titled "Management's Discussion and Analysis of Financial Condition and

Results of Operations." Our historical results for any prior period are not necessarily indicative of our future results.

	Year Ended December 31,
(in thousands, except share and per share data)	2019	2018	2017
Consolidated Statement of Operations and Comprehensive Loss:
Revenue, net	$439,258	$357,891	250,909
Cost of goods sold	223,847	200,139	134,038

Gross profit	215,411	157,752	116,871
Operating expenses
Sales and marketing expenses	154,589	126,189	106,809
General and administrative expense	149,568	123,523	81,323

Total operating expenses	304,157	249,712	188,132

Loss from operations	(88,746)	(91,960)	(71,261)

Other (income) expense
Interest (income) expense	3,188	(248)	(307)
Other expense, net	1,019	341	2,415

Total other expenses, net	4,207	93	2,108

Loss before income taxes	(92,953)	(92,053)	(73,369)
Income tax expense	87	39	23

Net loss	(93,040)	(92,092)	(73,392)
Other comprehensive income (loss)
Currency translation adjustment	488	(1,077)	279

Total comprehensive loss	$(92,552)	$(93,169)	$(73,113)

Net loss per share attributable to common stockholders, basic and diluted	$(8.86)	$(8.91)	$(7.22)
Weighted average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	10,501,230	10,335,986	10,164,450

	Year Ended December 31,
(in thousands)	2019	2018	2017
Consolidated Statement of Cash Flows:
Net cash used in operating activities	$(44,328)	$(72,255)	$(84,015)
Net cash used in investing activities	(50,813)	(12,035)	(10,085)
Net cash provided by financing activities	133,876	14,840	169,294

	As of December 31,
(in thousands)	2019	2018	2017
Consolidated Balance Sheet:
Cash, cash equivalents, and restricted cash(1)	$67,578	$28,355	$98,882
Total assets	230,318	116,538	161,771
Total liabilities(2)	217,451	101,625	59,680
Additional paid-in capital	18,097	8,750	2,759
Accumulated deficit	(325,260)	(232,220)	(140,128)
Stockholders' (deficit) equity	(307,094)	$(223,889)	$(136,711)

(1)
Includes $0.2 million, $1.5 million, and $1.4 million of restricted cash as of December 31, 2019, December 31, 2018 and December 31, 2017, respectively.

(2)
Includes $15.9 million and $14.6 million of short-term debt as of December 31, 2019 and as of December 31, 2018, respectively, consisting of our Senior Secured Facility. We had no short-term debt as of December 31, 2017. Also includes $50.0 million of long-term debt as of December 31, 2019, consisting of our Subordinated Facility. We had no long-term debt as of December 31, 2018 or 2017.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        You should read the following discussion and analysis of our financial condition and results of operations together with "Selected Consolidated Financial and Other Data" and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" and in other parts of this Annual Report on Form 10-K. A discussion of the year ended December 31, 2018 compared to the year ended December 31, 2017 has been reported previously in our our Final Prospectus, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Overview

        As a pioneer of the Sleep Economy, we bring the benefits of cutting-edge technology, data, and insights directly to consumers. We focus on building direct relationships with consumers, providing a human experience, and making shopping for sleep joyful. We meet consumers wherever they are, online and in person, providing a fun and engaging experience, while reducing the hassles associated with traditional purchases.

        Our products seek to address real life sleep challenges by optimizing for a variety of factors that impact sleep like the microclimate under the covers by regulating humidity and temperature; comfort and support, through the use of high-quality materials and ergonomic designs; and the ambience and sleep environment, through smart devices that provide sleep-conducive lighting. We also work to address "the little things" in our products, offering innovative features to make the sleep experience better and less stressful. Casper Labs innovates throughout the Sleep Economy. Based in San Francisco, Casper Labs has over 25,000 square feet of fabrication and test space, featuring state-of-the-art capabilities to test against a wide range of factors affecting sleep quality. Casper Labs controls every aspect of our product offerings, including design and construction, material performance requirements, manufacturing protocols, supplier selection, packaging specifications, and quality assurance. We believe that no other company in the category has our level of product development talent, resources, or expertise.

        We distribute our products through a flexible, multi-channel approach combining our direct-to-consumer channel, including our e-commerce platform and retail stores, with our retail partnerships. Our presence in physical retail stores has proven complementary to our e-commerce channel, as we believe interaction with multiple channels has created a synergistic "network effect" that increases system-wide sales as a whole. We believe our multi-channel expansion creates synergies and that these channels, to date, have proven to be complementary, not cannibalistic. As of December 31, 2019, we distributed our products directly to our customers in seven countries through our e-commerce platform, our 60 Casper stores, and our 18 retail partners, including with Amazon, Costco, Hudson's Bay Company, and Target.

        Through our high-quality and innovative product portfolio, synergistic multi-channel go-to-market strategy and unwavering focus on our consumers, we have experienced significant growth across channels:

  •
  For the years 2019 and 2018, our net revenue was $439.3 million and $357.9 million, respectively, representing an increase of 22.7%.

  •
  Our direct-to-consumer revenue was $350.5 million in 2019, up 13.0% from 2018. Our revenue from retail partnerships was $88.8 million in 2019, up 86.0% from 2018.

  •
  In the past five years, we have grown from being a strictly e-commerce business to developing into a multi-channel business, operating 60 retail stores and working with 18 retail partners as of December 31, 2019.

  •
  We have invested significantly in our sophisticated, integrated marketing strategy, with $154.6 million in marketing expenditure in 2019.

Factors Affecting our Financial Condition and Results of Operations

        Our financial condition and results of operations have been, and will continue to be, affected by a number of important factors, including the following:

        Ability to Grow Our Brand Awareness.    Our brand name and image are integral to the growth of our business and to the implementation of our strategies for expanding our business. We believe our brand sets us apart from our competitors, and is essential to our ability to engage and to stay connected with prospective and existing customers as they discover, evaluate, and purchase our suite of products and services. This continued customer engagement helps to inform and accelerate our culture of innovation and improves how we execute our vision of becoming the world's most loved and largest sleep company. In these ways, our brand directly contributes to and drives our growth. We believe that as brand awareness grows and deepens, we will continue to strengthen our ability to create and capture value across the Sleep Economy, enhancing our competitive advantages in a category that we believe no other single company understands better. We believe the consistency and quality of our messaging has helped us build our brand into a household name and create a large and highly engaged consumer following. We believe our brand strength will enable us to continue to expand across both markets and products, allowing us to access a global market.

        Ability to Grow Our Direct-to-Consumer Presence and Network of Retail Partnerships.    We distribute our products through a flexible multi-channel approach combining our direct-to-consumer channel, including our e-commerce platform and retail stores, with retail partnerships. But whether consumers engage us through our website, at our stores, or through a retail partner—and whether they're looking for information, content, or to purchase—we believe those who interact with Casper have an experience that is genuine, trustworthy and approachable, as well as fun and playful across every channel.

        We intend to continue leveraging our marketing strategy to drive increased consumer traffic to both casper.com and to our physical retail locations. As of December 31, 2019, we operated 60 retail store locations in key cities in the United States and Canada. Additionally, as of December 31, 2019, we had 18 retail partners, including Amazon, Costco, Hudson's Bay Company, and Target, among others. Our research indicates that these partnerships not only expand our consumer base but also provide access to future consumers that have yet to engage with the Casper brand. We believe our retail channel improves our consumer experience, attracting and educating more consumers about Casper, which in turn attracts more partners to our brand thereby further enhancing our ability to generate revenue. We continue to evaluate partnerships with a wide variety of retailers, including online retailers, big-box retailers, department stores and specialty retailers.

        Investments in Research and Development and Ability to Improve Existing Products and Introduce New Products Based on Superior Innovation.    Casper is constantly investing in and improving existing products and introducing new products and services with proprietary technologies to address the full Sleep Arc. For example, we recently expanded our existing mattress product offering by designing new hybrid mattresses that combine our proprietary foam technology with resilient springs. Casper Labs, our over 25,000 square foot advanced research facility in San Francisco, enables us to develop, rapidly prototype and test multiple design iterations. We thoughtfully curate our product and services offerings utilizing high-quality materials and advanced manufacturing processes to create a differentiated experience. The improvement of existing products and the introduction of new products have been, and we expect will continue to be, integral to our growth. We believe our rigorous approach to creating and improving our products has helped redefine and grow the addressable market that we call the Sleep Economy. This in turn offers consumers more opportunities to interact with us and purchase from us, which drives new consumer as well as repeat consumer business.

        Cost-Effective Acquisition of New Consumers and Retention of Existing Customers.    To continue to grow our business, we must acquire new consumers as well as retain existing customers in a cost-effective manner. We continually evolve our marketing strategies, and adjust our messages, the amount we spend on advertising and the channels in which we spend. We have made, and we expect that we will continue to make, significant investments in attracting new consumers, including through traditional, digital, social media and original Casper content. It is critical for us to maintain reasonable costs for these marketing efforts relative to sales derived from new consumers. We believe our multi-channel expansion creates synergies and that these channels, to date, have proven to be complementary, not cannibalistic. Moreover, we expect our marketing efficiency (which we define as net revenue as a percentage of total media spend over a specific time period) to improve over time as sales through our owned retail stores and retail partners increase. Because increasing sales through these channels requires minimal incremental marketing investment, we believe we will be able to drive natural leverage in our marketing efficiency.

        As we continue to launch new products and improve existing products, we expect customers generating repeat revenue to grow due to our efforts to create a differentiated and joyful experience, eliminating friction and boundaries. Importantly, 23% of customers in our direct-to-consumer channel in 2019 were repeat customers.

        Competitive Industry Dynamics.    We operate in the highly competitive mattress, soft goods, bedroom furniture, sleep technology and services industries, among others industries. The competitive environment of the industries in which we operate continually subjects us to the risk of loss of market share, loss of significant customers, reductions in margins, discounting by competitors, and to the challenge of acquiring new customers. While the mattress industry is highly consolidated and is dominated by a few long-standing players, the soft goods, bedroom furniture, sleep technology and services industries are highly fragmented, which presents opportunities for growth in each of those markets. We combine our offerings with a differentiated in-store experience and high-quality consumer experience, which has enabled us to continue to grow our market share and drive revenue.

        Disciplined Approach to Operations.    As we scale our business, we intend to continue to drive continued operational improvement so that we can provide quality products and services to ensure the best possible consumer experiences while improving our revenue and controlling our costs. In particular, we plan to drive operational efficiencies through a focus on reducing product return rates, price optimization, investing in our supply chain, improving the efficiency and enhancing performance of our marketing investments, and realizing economies of scale.

Impact of Novel Coronavirus

        Casper is closely monitoring how the spread of the novel coronavirus is affecting its employees, customers and business operations. We have developed preparedness plans to help protect the safety of our employees and retail customers, while safely continuing business operations. Due to the spread of the outbreak in New York, California, and elsewhere where we have corporate offices, we have temporarily restricted access to our offices until at least March 27, 2020 and implemented a mandatory remote work policy during this period. In addition, over the past several weeks, we have worked with our manufacturing, logistics and other supply chain partners to build communication and monitoring processes for all aspects of our product and delivery supply chain. To date, we have not seen a material impact on our supply chain, inventory availability or delivery capacity.

        In addition, as of the date of this Annual Report on Form 10-K, the outbreak has caused us to temporarily close our retail stores located in North America through March 27, 2020. As a result, we expect that the novel coronavirus outbreak will impact our revenues, results of operations and financial condition. We are, however, carefully monitoring shifts by customers from our physical retail to our online platform. Moreover, we have not, to date, experienced a material impact due to the novel coronavirus outbreak on sales with our retail partners. We are, however, continuing to work closely with our retail partners to monitor the situation. At this time, there is significant uncertainty relating to the trajectory of the novel coronavirus outbreak and impact of related responses. The continued spread of the outbreak may further impact our business, financial condition or results of operations. See "Risk Factors—Risks Related to Our Business—The novel coronavirus outbreak could adversely impact our business, financial condition and results of operations."

Components of our Results of Operations

Revenue, Net

        Revenue, net is comprised of global sales through our direct-to-consumer channels and our retail partnerships. Revenue, net reflects the impact of product returns as well as discounts for certain sales programs and promotions.

        Revenue, net comprises the consideration received or receivable for the sale of goods and services in the ordinary course of our activities net of returns and promotions.

        Promotions are occasionally offered, primarily in the form of discounts, and are recorded as a reduction of gross revenue at the date of revenue recognition. We typically accept sales returns during a 30- or 100-night trial period, depending on the product, with our mattresses having a 100-night trial period. A sales return accrual is estimated based on historical return rates and is then adjusted for any current trends as appropriate. Returns are netted against the sales allowance reserve for the period. Sales are recognized as deferred revenue at the point of sale and are recognized as revenue upon the delivery to the consumer. Revenue through our direct-to-consumer channels is recognized upon in-store or home delivery to the consumer, as applicable, and retail partnership revenue is recognized upon the transfer of control, on a per contract basis.

Cost of Goods Sold

        Cost of goods sold consists of costs of purchased merchandise, including freight, duty, and non-refundable taxes incurred in delivering goods to our consumers and distribution centers, packaging and component costs, warehousing and fulfilment costs, damages, and excess and obsolete inventory write-downs.

Gross Profit and Gross Margin

        We calculate gross profit as revenue, net less cost of goods sold. We calculate gross margin as gross profit divided by net revenue for a specific period of time. Gross margin in our direct-to-consumer channel, including company-owned retail stores and e-commerce sales, is generally higher than that on sales to our retail partnerships.

        Our gross margin may in the future fluctuate from period to period based on a number of factors, including cost of purchased merchandise and components, the mix of products and services we sell and the mix of channels through which we sell our products. We have historically experienced that gross margin, by product, tends to increase over time as we realize cost efficiencies as a result of economies of scale, sourcing strategies and product re-engineering programs. In addition, our ability to continue to reduce the cost of our products is critical to increasing our gross margin over the long-term.

Operating Expenses

        Operating expenses consist of sales and marketing, and general and administrative expenses, including research and development.

        Sales and Marketing Expenses.    Sales and marketing expenses represent the largest component of our operating expenses and consist primarily of advertising and marketing promotions of our products and services as well as consulting and contractor expenses. We expect our sales and marketing expenses to increase in absolute dollars as we continue to promote our offerings. At the same time, we also anticipate that these expenses will decrease as a percentage of our sales revenue, net over time, as we improve marketing efficiencies and grow channels that require lower sales and marketing support.

        General and Administrative Expenses.    General and administrative expenses consist of personnel-related costs for our retail operations, finance, legal, human resources, and IT functions, as well as litigation expenses, credit card fees, professional services, rent and operating costs associated with our retail stores, depreciation and amortization, and other administrative expenses. General and administrative expenses also include research and development expenses consisting primarily of personnel related expenses, consulting and contractor expenses, tooling, test equipment and prototype materials. We expect our general and administrative expenses to increase in absolute dollars due to the growth of our business and related infrastructure as well as legal, accounting, insurance, investor relations and other compliance costs associated with becoming a public company. However, we expect our general and administrative expenses to decrease as a percentage of our sales revenue, net over time, as we scale our business.

Income Tax Expense

        We account for income taxes in accordance with ASC Topic 740, Income Taxes—Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We classify all deferred income tax assets and liabilities as noncurrent on our balance sheet. The effect of a change in tax rates on deferred tax assets and liabilities is recognized within the provision for (benefit from) income taxes on the consolidated statement of operations and comprehensive loss in the period that includes the enactment date.

        We reduce deferred tax assets, if necessary, by a valuation allowance if it is more likely than not that we will not realize some or all of the deferred tax assets. In making such a determination, we consider all available positive and negative evidence, including taxable income in prior carryback years (if carryback is permitted under the relevant tax law), the timing of the reversal of existing taxable temporary differences, tax-planning strategies and projected future taxable income. Please refer to Note 10 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional information on the composition of these valuation allowances and for information on the impact of U.S. tax reform legislation. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position.

        We recognize interest and penalties related to uncertain tax positions within the provision for (benefit from) income taxes on our consolidated statement of operations and comprehensive loss.

Seasonality and Quarterly Comparability

        Our revenue includes a seasonal component, with the highest sales activity normally occurring during the second and third quarters of the year due to back-to-school, home moves and other seasonal factors, along with seasonal promotions we offer during these quarters. The timing of on-boarding new retail partnerships, which typically launch with large inventory buy-ins, and the timing of launching new products may also impact comparability between periods. These factors can also impact our working capital and/or inventory balances in a given period.

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

        The following table sets forth information comparing the components of operations and comprehensive loss for the periods indicated.

	Year ended December 31		Period over Period Change		Year ended December 31
	2019	2018	Dollar	Percentage	2019	2018
	(in thousands, except percentages)				(as a % of sales revenue net)
Revenue, net	$439,258	357,891	81,367	22.7%	100.0%	100.0%
Cost of goods sold	223,847	200,139	23,708	11.8%	51.0%	55.9%

Gross profit	215,411	157,752	57,659	36.6%	49.0%	44.1%
Operating expenses
Sales and marketing expenses	154,589	126,189	28,400	22.5%	35.2%	35.3%
General and administrative expense	149,568	123,523	26,045	21.1%	34.1%	34.5%

Total operating expenses	304,157	249,712	54,445	21.8%	69.2%	69.8%

Loss from operations	(88,746)	(91,960)	3,214	(3.5)%	(20.2)%	(25.7)%

Other (income) expense:
Interest (income) expense	3,188	(248)	3,436	(1384.1)%	0.7%	(0.1)%
Other (income) expense, net	1,019	341	678	198.7%	0.2%	0.1%

Total other expenses, net	4,207	93	4,114	4426.0%	1.0%	0.0%

Loss before income taxes	(92,953)	(92,053)	(900)	1.0%	(21.2)%	(25.7)%
Income tax (benefit) expense	87	39	48	122.7%	0.0%	0.0%

Net loss	(93,040)	(92,092)	(948)	1.0%	(21.2)%	(25.7)%
Other comprehensive income (loss)
Currency translation adjustment	488	(1,077)	1,565	(145.3)%	0.1%	(0.3)%

Total comprehensive loss	$(92,552)	(93,169)	617	(0.7)%	(21.1)%	(26.0)%

Revenue, Net

        Revenue, net was $439.3 million for the year ended December 31, 2019, an increase of $81.4 million, or 22.7%, compared to $357.9 million for the year ended December 31, 2018. Revenue, net increased as a result of sales through our direct-to-consumer and retail partnership channels and the introduction of new products. Direct-to-consumer sales increased 13.0% compared to the year ended December 31, 2018 as we continued to gain market share and expand our retail presence to 60 stores, with 37 net new stores opened at various points throughout the year ended December 31, 2019. Sales to retail partners increased 86.0% compared to the year ended December 31, 2018, driven by growth of sales activity by existing partners, the introduction of seven new partners to end the year with 18 partners, and the expansion of our product offerings.

Gross Profit and Cost of Goods Sold

        Gross profit was $215.4 million for the year ended December 31, 2019, an increase of $57.7 million, or 36.6%, compared to $157.8 million for the year ended December 31, 2018. Cost of goods sold was $223.8 million for the year ended December 31, 2019, an increase of $23.7 million, or

11.8%, compared to $200.1 million for the year ended December 31, 2018. Gross margin for the year ended December 31, 2019 was 49.0% compared to 44.1% for the year ended December 31, 2018. The increase in gross margin was largely driven by implementing supply chain initiatives designed to reduce product unit costs and introducing new higher margin products, which has had a favorable impact to our cost of goods sold.

Sales and Marketing Expense

        Sales and marketing expenses were $154.6 million for the year ended December 31, 2019, an increase of $28.4, or 22.5%, compared to $126.2 million for the year ended December 31, 2018. Sales and marketing expenses increased as we continued to invest in driving traffic to our e-commerce website, market our products to consumers and build our brand. Sales and marketing expenses as a percentage of revenue, net was 35.2% for the year ended December 31, 2019, comparable to 35.3% for the year ended December 31, 2018, and reflective of our ability to maintain efficiency, even as our overall investment in sales and marketing increased.

General and Administrative Expenses

        General and administrative expenses were $149.6 million for the year ended December 31, 2019, an increase of $26.0 million, or 21.1%, compared to $123.5 million for the year ended December 31, 2018. General and administrative expenses increased as we invested to support our growing business, particularly in retail stores and product development. We believe innovation is a key differentiator and invest significant resources in research and development to drive product innovation to improve sleep quality. General and administrative expenses as a percentage of revenue, net decreased from 34.5% for the year ended December 31, 2018 to 34.1% for the year ended December 31, 2019 reflecting the slowing growth in general and administrative expenses relative to growth in revenue, net.

Other (Income) Expense, Net

        Other expense, net was $4.2 million for the year ended December 31, 2019, an increase of $4.1 million compared to income of $92.0 thousand for the year ended December 31, 2018. The increase in other expense, net was due to interest incurred on our Subordinated Facility and Senior Secured Facility.

Income Tax Expense

        Income tax expense was $87.0 thousand for the year ended December 31, 2019, an increase of $48.0 thousand compared to income tax expense of $39.1 thousand for the year ended December 31, 2018. The increase in income tax was immaterial.

Key Operating Metrics and Non-GAAP Financial Measures

        We prepare and analyze operating and financial data to assess the performance of our business and allocate our resources. The key operating performance and financial metrics and indicators we use are set forth below. The following table sets forth our key performance indicators for the year ended December 31, 2019 and 2018.

	Year Ended December 31,
(in thousands, except percentages)	2019	2018
Gross margin	49.0%	44.1%
Adjusted EBITDA	$(70,684)	$(82,399)

        Gross Margin.    Gross margin is defined as gross profit divided by sales revenue, net.

        Adjusted EBITDA.    Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP.

        We define Adjusted EBITDA as net loss before interest (income) expense, income tax expense and depreciation and amortization as further adjusted to exclude the impact of stock-based compensation expense, restructuring costs, costs associated with legal settlements, and expenses incurred in connection with our initial public offering. We caution investors that amounts presented in accordance with our definition of Adjusted EBITDA may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate Adjusted EBITDA in the same manner. We present Adjusted EBITDA because we consider them to be important supplemental measures of our performance and believe it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors' understanding of our performance is enhanced by including this non-GAAP financial measure as a reasonable basis for comparing our ongoing results of operations.

        Management uses Adjusted EBITDA:

  •
  as a measurement of operating performance because it assists us in comparing the operating performance of our business on a consistent basis, as it removes the impact of items not directly resulting from our core operations;

  •
  for planning purposes, including the preparation of our internal annual operating budget and financial projections;

  •
  to evaluate the performance and effectiveness of our operational strategies; and

  •
  to evaluate our capacity to expand our business.

        By providing this non-GAAP financial measure, together with the reconciliation, we believe we are enhancing investors' understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as an alternative to, or a substitute for net income or other financial statement data presented in our consolidated financial statements as indicators of financial performance. Some of the limitations are:

  •
  such measures do not reflect our cash expenditures;

  •
  such measures do not reflect changes in, or cash requirements for, our working capital needs;

  •
  although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and such measures do not reflect any cash requirements for such replacements; and

  •
  other companies in our industry may calculate such measures differently than we do, limiting their usefulness as comparative measures.

        Due to these limitations, Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, Adjusted EBITDA includes adjustments to exclude the impact of stock-based compensation expense and material infrequent items, including but not limited to the costs of our initial public offering, restructuring, costs associated with legal settlements, and acquisitions or divestitures, among other items. It is reasonable to expect that these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and may complicate comparisons of our internal operating results and operating results of other companies over time. In addition, Adjusted EBITDA includes adjustments for other items that we do not expect to regularly record following our initial public offering. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation table below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.

        The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss:

	Year Ended December 31,
(in thousands)	2019	2018
Net loss	$(93,040)	$(92,092)
Income tax expense	87	39
Interest (income) expense	3,188	(248)
Depreciation and amortization	7,753	3,426
Stock-based compensation(a)	7,933	5,716
Reorganization(b)	1,223	490
Legal settlements(c)	826	270
Transaction costs(d)	1,346	—

Adjusted EBITDA	$(70,684)	$(82,399)

(a)
Represents non-cash stock-based compensation expense.

(b)
Represents costs associated with reorganizing our international organizational structure, including severance, contract termination costs, and other exit activities.

(c)
Amounts related to litigations settlements.

(d)
Represents expenses incurred for professional, consulting, legal, and accounting services performed in connection with our initial public offering, which are not indicative of our ongoing costs and which were discontinued following the completion of our initial public offering.

Liquidity and Capital Resources

Sources of Funds

        Our principal sources of liquidity are our cash and cash equivalents, our Senior Secured Facility (as defined herein), our Subordinated Facility (as defined herein), and working capital from operations. Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds. As of December 31, 2019, we had $67.4 million of cash and cash equivalents.

Funding Requirements

        Our primary requirements for liquidity and capital are to fund operating losses as we continue to scale our business, for increased working capital requirements and inventory management to meet increased consumer demand, for increased capital expenditures to grow our retail store presence, as well as for general corporate needs. Historically, these cash requirements have been met through funds raised by the sale of common equity, utilization of our Senior Secured Facility and cash provided by gross margin.

        We believe that our sources of liquidity and capital will be sufficient to finance our growth strategy and resulting operations, planned capital expenditures and the additional expenses we expect to incur for at least the next 12 months. However, we cannot assure you that cash provided by operating activities or cash and cash equivalents will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all. See "Risk Factors—Risks Related to Our Business—Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from growing."

        Our capital expenditures consist primarily of retail infrastructure, leasehold improvements, product development and computers and hardware. In December 2018, we signed a new agreement for a headquarters in New York for a period of 15 years with a five-year renewal option. Rent payments began on the new headquarters in January 2020.

Historical Cash Flows

        The following table shows summary cash flow information for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
(in thousands)	2019	2018
Net cash flows used in operating activities:	$(44,328)	$(72,255)
Net cash used in investing activities	(50,813)	(12,035)
Net cash provided by financing activities	133,876	14,840
Effect of exchange rate changes	488	(1,077)

Net increase (decrease) in cash and cash equivalents	$39,223	$(70,527)

        Operating Activities.    Net cash used in operating activities consists of net loss adjusted for certain non-cash items, including share-based compensation, property and equipment depreciation, long-term deferred rent and deferred income taxes, as well as the effect of changes in inventory and other working capital amounts.

        For the year ended December 31, 2019, net cash used in operating activities was $44.3 million and was comprised primarily of net loss of $93.0 million, decreased by $21.6 million related to non-cash adjustments, primarily related to deferred rent, depreciation and amortization, and share based compensation. Changes in working capital decreased cash used in operating activities by $27.1 million, primarily due to an increase in accrued expenses of $35.8 million, and an increase in other liabilities of $19.6 million, partially offset by an increase in prepaid and other assets of $16.5 million, and an increase in accounts receivable of $8.0 million.

        For the year ended December 31, 2018, net cash used in operating activities was $72.3 million and was comprised of net loss of $92.1 million, decreased by $9.0 million related to non-cash adjustments, primarily related to depreciation and amortization, and share-based compensation. Changes in working capital decreased cash used in operating activities by $10.8 million, primarily due to an increase in accrued expenses of $8.4 million and accounts payable of $10.2 million, as well as other liabilities of $8.6 million, partially offset by an increase in accounts receivable of $10.5 million, an increase in inventory of $8.7 million and decreases in prepaid expenses and other assets of $2.7 million, respectively.

        Investing Activities.    Our net cash used in investing activities primarily consists of purchases of property and equipment and issuances of notes receivables.

        For the year ended December 31, 2019, net cash used in investing activities was $50.8 million and was primarily comprised of $54.8 million in purchases of property and equipment, partially offset by a $4.0 million decrease in notes receivable.

        For the year ended December 31, 2018, net cash used in investing activities was $12.0 million and was primarily comprised of investment in property and equipment primarily to support our retail store expansion.

        Financing Activities.    For the year ended December 31, 2019, net cash provided by financing activities was $133.9 million and primarily consisted of net proceeds of $1.3 million from our Senior Secured Facility, net proceeds of $50.0 million from our Subordinated Facility, and $82.6 million from the issuance of equity and exercise of stock options.

        For the year ended December 31, 2018, net cash provided by financing activities primarily consisted of net proceeds of $14.6 million from our Senior Secured Facility, and $0.3 million from the issuance of equity and the exercise of stock options.

Senior Secured Facility

        On April 27, 2016, Casper Sleep Inc. and Casper Science LLC entered into a loan and security agreement with Pacific Western Bank (as amended by the first amendment dated as of November 20, 2017, as amended by the second amendment dated as of August 14, 2018, as amended by the third amendment dated as of December 12, 2018 and as further amended by the fourth amendment and joinder dated as of March 1, 2019), which we refer to, as amended, as the Senior Secured Facility. Pursuant to the fourth amendment and joinder dated as of March 1, 2019, Casper Sleep Retail LLC was joined as a borrower to the Senior Secured Facility.

        Borrowings under the Senior Secured Facility accrue interest at an annual rate equal to the greater of (i) the prime rate or (ii) 3.50%. The "prime rate" is defined as the variable rate of interest, per annum, most recently announced by Pacific Western Bank, as its "prime rate," whether or not such announced rate is the lowest rate available from Pacific Western Bank. A nominal annual fee is due each October 1, and, upon a liquidity event or change of control, which as defined under the Senior Secured Facility includes an initial public offering of our equity securities, a certain one-time success fee of $150,000 will become due and payable to Pacific Western Bank.

        The Senior Secured Facility contains certain affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, dividends and distributions, investments, mergers or consolidations and a minimum amount of cash resources or assets we are required to maintain. Currently, the Senior Secured Facility consists of a $25.0 million revolving credit facility that becomes due and payable on September 1, 2020. As of December 31, 2019, we had $15.9 million outstanding and $7.6 million of letters of credit issued pursuant to the Senior Secured Facility with $1.5 million remaining available for borrowing.

Subordinated Facility

        On March 1, 2019, Casper Sleep Inc., Casper Science LLC and Casper Sleep Retail LLC entered into a growth capital loan and security facility agreement with TriplePoint Venture Growth BDC Corp., as lender and collateral agent, and TriplePoint Capital LLC, as lender (or, together with TriplePoint Venture Growth BDC Corp., TriplePoint), which provided for a $50.0 million growth capital loan facility, which we refer to as the Subordinated Facility. The Subordinated Facility allows for expansion up to an additional $50.0 million upon request and approval following full utilization of the initial loan, and has a maturity, at our option, of up to five years.

        In connection with the Subordinated Facility, on March 1, 2019, we entered into two warrant agreements with TriplePoint Venture Growth BDC Corp. and TriplePoint Capital LLC for 19,201 shares of Series D preferred stock and 12,801 shares of Series D preferred stock, respectively, at an exercise price per share of $31.24715. TriplePoint's right under the warrant agreements to purchase the Series D preferred stock will be available for the greater of (i) seven years from March 1, 2019 or (ii) one year from the effective date of an initial public offering, subject to certain exercise conditions. In the event these warrant agreements are exercised after an initial public offering, TriplePoint will have the right to purchase under the warrant agreements the common stock into which each share of the Series D preferred stock is convertible at the time of such exercise.

        Borrowings under the Subordinated Facility accrue interest at the prime rate (which, as defined in the Subordinated Facility, shall be as published in the Wall Street Journal with a floor of 5.25%) plus an applicable margin set forth in the table of terms. The table of terms sets forth 18 options that range on term, amortization, interest rate and other features that can range from an annual interest rate of the prime rate plus 0.0% margin for a three-month interest-only term and up to a prime plus 7.25% margin for a 48-month interest-only term. End of term payments range from 0.25% of each advance for a three-month term up to 8.25% for each advance with a 48-month repayment option. The Subordinated Facility also has a 1.25% one-time facility fee for the committed amount, which is initially $50.0 million. There is a 1.5% prepayment penalty in the event that the loan is prepaid within the first 18 months with no prepayment penalty thereafter.

        The Subordinated Facility contains certain affirmative and negative covenants, including, among others, restrictions on liens, indebtedness, mergers or acquisitions, investments, dividends or distributions, fundamental changes and affiliate transactions. As of December 31, 2019, we had $50.0 million outstanding under the Subordinated Facility. On August 9, 2019, $25.0 million was drawn down pursuant to the Subordinated Facilitiy subject to a 48-month interest-only term with an interest rate of prime plus 7.25%. On November 1, 2019, an additional 25.0 million was drawn down pursuant to the Subordinated Facility subject to a 36-month interest-only term with an interest rate of prime plus 6.0%. As of December 31, 2019, we were in compliance with all covenants under the Subordinated Facility. See "Description of Indebtedness—Subordinated Facility."

Series D Equity Fund Raise

        From February 2019 through October 2019, we sold to 31 accredited investors an aggregate of 2,656,763 shares of Series D preferred stock, par value $0.000001 per share, at a per share purchase price of $31.24715, for an aggregate purchase price of approximately $83.0 million in connection with our Series D financing.

Initial Public Offering

        On February 10, 2020, in connection with our initial public offering, we issued and sold 8,350,000 shares of our common stock at a price to the public of $12.00 per share, resulting in net proceeds to us of approximately $88.4 million, after deducting the underwriting discount of approximately $6.5 million and offering expenses of approximately $5.3 million.

Contractual Obligations

        The following table sets forth our contractual obligations as of December 31, 2019:

(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	Thereafter
Operating Leases	$161,160	$18,345	$37,057	$32,844	$72,874
Senior Secured Facility and Subordinated Facility(1)	69,306	15,868	26,563	26,875	—
Interest on indebtedness	20,490	6,548	11,832	2,109	—

Total	$250,956	$40,761	$75,452	$61,828	$72,874

(1)
Represents the amount outstanding as of December 31, 2019 under our Senior Secured Facility and our Subordinated Facility.

Off-Balance Sheet Arrangements

        As of December 31, 2019, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

        See Note 15 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further information on certain accounting standards that have been adopted during 2018 and 2019 or that have not yet been required to be implemented and may be applicable to our future operations.

Critical Accounting Policies and Estimates

Revenue Recognition

        Revenue comprises the consideration received or receivable for the sale of goods in the ordinary course of our activities. Revenue is presented net of estimated returns, sales allowances and discounts.

        Shipping and other transportation costs are recorded in cost of goods sold.

        Promotions are offered to consumers primarily in the form of discounts and recorded as a reduction of gross sales at the date of the corresponding transaction.

        We accept sales returns during a 30 or 100-night trial period, depending on the product. A sales return accrual is estimated based on historical return rates and is adjusted for any current trends, as appropriate. Returns are netted against the sales allowance reserve for the period.

        Sales are recognized as deferred revenue at the point of sale, and are converted to revenue upon delivery to the consumer. The sales deferral period and subsequent revenue recognition date is the estimated delivery date based on the date of shipment.

        E-commerce and retail revenue are recognized upon delivery to the customer, and retail partnership revenue is recognized upon the transfer of control on a per contract basis.

        On January 1, 2019, we adopted Topic 606 "Revenue from Contracts with Customers," which did not have a material impact on our results of operations. See Note 15 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on assessment of recently issued accounting pronouncements.

Accounts Receivable

        Accounts receivable is composed primarily of amounts due from retail partners of $25.3 million and $13.9 million, from financial institutions related to credit card sales amounting to $5.8 million and $5.3 million, and other receivables of $0.0 million and $3.9 million as of December 31, 2019 and 2018, respectively. We do not maintain an allowance for doubtful accounts as a majority of receivables come from trusted retail partnerships that to date have no uncollected accounts. As of December 31, 2019, there was no reserve deemed necessary.

Inventory

        Inventories primarily consist of merchandise purchased for resale, as well as costs to deliver merchandise to our warehouse. The Company's inventory is stated using weighted average costing. We perform an analysis to determine whether it is appropriate or not to maintain a reserve for excess and obsolete inventory. The reserve is based on historical experience related to the disposal of identified inventory. Obsolete inventory is defined as inventory held in excess of two years, and most of our inventory is just-in-time and many of our products have not been in existence for two years. Additionally, we perform a review of all on hand inventory to determine if any items are deemed obsolete based on specific facts and circumstances. As of December 31, 2019, a reserve has been made in the amount of $2.5 million. Additionally, we had purchase obligations in the amount of $17.5 million as of December 31, 2019, that will continue into 2020. There are no purchase obligations beyond 2020.

        Storage costs, indirect administrative overhead and certain selling costs related to inventories are expensed in the period incurred.

        Raw materials consist of boxes, replacements parts and components used in the creation of products such as foam, pillows and springs. Finished goods are comprised of completed goods, including mattresses, pillows, sheets, furniture and dog beds. Additionally, other inventory consists of deferred cost of goods sold and purchase order clearing.

        The Company writes down inventory as a result of excess and obsolete inventories, or when it believes that the net realizable value of inventories is less than the carrying value.

Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation.

        Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of furniture, fixtures, computers, technology hardware, and vehicles range from 3 to 5 years. Our purchased software is amortized over 7 years. Leasehold improvements are depreciated over the shorter of their useful life or the related lease term (without consideration of option renewal terms).

        Long-lived assets, such as property, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined using various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary.

Income Taxes

        We account for income taxes in accordance with ASC Topic 740, "Income Taxes." Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We classify all deferred income tax assets and liabilities as noncurrent on our balance sheet. The effect of a change in tax rates on deferred tax assets and liabilities is recognized within the provision for (benefit from) income taxes on the consolidated statement of operations and comprehensive loss in the period that includes the enactment date.

        We reduce deferred tax assets, if necessary, by a valuation allowance if it is more likely than not that we will not realize some or all of the deferred tax assets. In making such a determination, we consider all available positive and negative evidence, including taxable income in prior carryback years (if carryback is permitted under the relevant tax law), the timing of the reversal of existing taxable temporary differences, tax-planning strategies, and projected future taxable income. Please refer to Note 10 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional information on the composition of these valuation allowances and for information on the impact of U.S. tax reform legislation. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position.

        We recognize interest and penalties related to uncertain tax positions within the provision for (benefit from) income taxes on our consolidated statement of operations and comprehensive loss.

Stock-Based Compensation

        Compensation cost for all stock-based awards, including options to purchase stock, is measured at fair value on the date of grant and recognized over the service period. The fair value of stock options is estimated on the date of grant using a Black-Scholes model. Stock-based compensation cost is recognized over the requisite service periods of awards, which is typically four years. The actual forfeiture rate applied is based on historical forfeitures. The estimated number of stock awards that will ultimately vest requires judgment, and to the extent actual results, or updated estimates, differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

        See Note 7 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a complete description of the accounting for stock-based awards. We also issue stock-based compensation to some of our non-employee consultants. We account for equity awards to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, which requires the fair value of an award to non-employees be remeasured at fair value as the award vests. Upon completion of the underlying performance obligation, or the vesting period, these cease to be revalued.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and Qualitative Disclosures of Market Risk

        We are exposed to market risk from changes in interest rates, foreign currency and inflation. All these market risks arise in the normal course of business, as we do not engage in speculative trading activities. The following analysis provides quantitative information regarding these risks.

Interest Rate Risk

        Our operating results are subject to risk from interest rate fluctuations on our Senior Secured Facility and Subordinated Facility, which carry variable interest rates. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Our Senior Secured Facility and Subordinated Facility bear interest at variable rates, which exposes us to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of December 31, 2019, we had $15.9 million of variable rate debt outstanding under our Senior Secured Facility and $50.0 million of variable rate debt outstanding under our Subordinated Facility. Based on December 31, 2019 debt levels, an increase or decrease of 100 basis points in the effective interest rate on the Senior Secured Facility and our Subordinated Facility would cause an increase in interest expense of approximately $0.4 million and a decrease of approximately $0.2 million over the next 12 months.We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

Foreign Currency Risk

        All our domestic product sales, inventory purchases, and operating expenses have been denominated in U.S. dollars. We therefore have not had any foreign currency risk associated with these activities. The functional currency of all our entities is the U.S. dollar, other than Casper Sleep (UK) Limited which is the British pound, and Casper Sleep GmbH and Casper Sleep SAS, which are the euro. Product sales and inventory purchases for these entities are primarily in their functional currency (e.g. British pounds and euros). Additionally, we incur a portion of operating expenses in Canadian dollars, British pounds and euros. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates, covering principally the British Pound, the European Union euro, Canadian dollar, and Chinese RMB. However, we believe functional currency revenues and expenses mostly provide a natural hedge and that the exposure to foreign currency fluctuation from product sales and operating expenses is immaterial currently as the related product sales and costs do not constitute a significant portion of our sales revenue, net and expenses. As we grow our operations, our exposure to foreign currency risk could become more significant. To date, we have not entered into any foreign currency exchange contracts and currently do not expect to enter into foreign currency exchange contracts for trading or speculative purposes.

Impact of Inflation

        Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our historical results of operations and financial condition have been immaterial. We cannot assure you, however, that our results of operations and financial condition will not be materially impacted by inflation in the future.

Item 8.    Financial Statements and Supplementary Data.

        The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15 of Part IV of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Limitations on effectiveness of controls and procedures

        In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of disclosure controls and procedures

        Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Material Weakness

        In connection with the audit of our consolidated financial statements as of December 31, 2018, we identified a material weakness in our internal control over financial reporting for insufficient period end cut-off procedures related to accounting for certain operating expenses. This material weakness contributed to errors in our consolidated financial statements for the year ended December 31, 2018, which resulted in overstatement of accrued liabilities, overstatement of sales and marketing expense, and overstatement of general and administrative expense. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If we fail to establish and maintain effective internal control over financial reporting in the future, our operating results and our ability to operate our business could be harmed.

Remediation Measures

        We have completed remediation efforts to address the material weakness, including hiring additional accounting personnel, enhancing and documenting accounting policies and procedures, and implementing additional management review controls. These additional resources and procedures enabled us to broaden the scope and quality of our internal review of underlying information related to financial reporting and to enhance our internal control procedures. During the year ended December 31, 2019, management tested the design and operational effectiveness of our enhanced internal control procedures. As of December 31, 2019, management concluded that the above material weakness that was disclosed in our Final Prospectus has been remediated.

Management's annual report on internal control over financial reporting

        This Annual Report on Form 10-K does not include a report of management's assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an "emerging growth company" as defined in the JOBS Act.

Changes in internal control over financial reporting

        Other than described in "Remediation Measures" above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The following table provides information regarding our executive officers and members of our board of directors (ages as of the date of this Annual Report on Form 10-K):

Name	Age	Position(s)
Philip Krim	36	Chairman of the Board and Chief Executive Officer
Emilie Arel	42	Chief Commercial Officer and President
Gregory Macfarlane	50	Chief Financial Officer and Chief Operating Officer
Neil Parikh	30	Chief Strategy Officer, Director
Jeffrey Chapin	43	Chief Product Officer
Jonathan Truppman	34	General Counsel, Secretary
Elizabeth Wolfson	47	Chief People Officer
Anthony Florence	51	Director
Diane Irvine	61	Director
Karen Katz	63	Lead Independent Director
Jack Lazar	54	Director
Benjamin Lerer	38	Director
Dani Reiss	46	Director

Executive Officers

        Philip Krim has served as Casper Sleep Inc.'s Chief Executive Officer and as a member of our board of directors since October 2013. Mr. Krim was Chief Executive Officer of Vocalize Mobile, a mobile search advertising platform for small businesses, from January 2010 until July 2013 and Chief Executive Officer of The Merrick Group from January 2003 until December 2009. Since 2016, Mr. Krim has served on the Emerging Leadership Council of the 92nd Street Y. He received a B.B.A. in Marketing from Red McCombs School of Business at the University of Texas at Austin. We believe Mr. Krim's knowledge of the sleep industry and many years of experience as Chief Executive Officer of various companies, including ours, make him well-qualified to serve as a member of our board of directors.

        Emilie Arel has served as Casper Sleep Inc.'s Chief Commercial Officer and President since July 2019. Previously, Ms. Arel served as the Chief Executive Officer of FULLBEAUTY Brands, a portfolio of brands in the plus-size apparel space, from November 2017 until June 2019 leading its turn-around out of bankruptcy, as well as the Chief Executive Officer of Quidsi Inc., a subsidiary of Amazon LLC, from April 2015 to September 2017. Prior to that, she served as the Senior Vice President of Retail at Quidsi Inc. from May 2014 to April 2015. Between February 2007 and March 2014, Ms. Arel held a variety of executive and leadership roles at Gap Inc., including Vice President of Stores at Old Navy. Before joining Gap, Inc., Ms. Arel served in various positions at Target Corporation from January 2001 to January 2007. Ms. Arel received a dual M.B.A. from the Columbia School of Business in New York, New York and the Haas School of Business in Berkeley, California, as well as a B.A. in Marketing from the University of St. Thomas in St. Paul, Minnesota.

        Gregory Macfarlane has served as Casper Sleep Inc.'s Chief Financial Officer since January 2018 and Chief Operating Officer since November 2018. Mr. Macfarlane was Senior Vice President of U.S. Retail Products & Operations at H&R Block, Inc., a tax preparation company, from May 2016 until December 2016. Prior to that, he was the Chief Financial and Strategic Officer of H&R Block, Inc. from June 2012 to April 2016. He also served as Executive Vice President and Chief Financial Officer at Ceridian Corporation, a human resources, payment technology, and payroll software company, from 2007 until 2011, and between 1994 and 2007, held a variety of executive and leadership roles at GE

Capital, the financial services unit of multinational conglomerate General Electric Company, and in the corporate audit division of the General Electric Company. Mr. Macfarlane received an M.B.A. from the Kellogg School of Management at Northwestern University and a B.B.A from Wilfrid Laurier University in Waterloo, Canada.

        Neil Parikh has served as Casper Sleep Inc.'s Chief Strategy Officer since November 2018 and as a member of our board of directors since October 2013. Mr. Parikh was the Chief Operating Officer of Casper Sleep Inc. from October 2013 to November 2018. Mr. Parikh received a B.A. in Commerce, Organizations, and Entrepreneurship from Brown University. We believe Mr. Parikh's knowledge of the sleep industry and many years of experience as our Chief Operating Officer make him well-qualified to serve as a member of our board of directors.

        Jeffrey Chapin has served as Casper Sleep Inc.'s Chief Product Officer since September 2013. Prior to Casper, he founded Common Made LLC, a platform for designers to address societal issues, in May 2013 and served as Principal until April 2016. Prior to that, Mr. Chapin was a Designer at IDEO LP, an international design and consulting firm, from July 2003 until August 2013. Mr. Chapin received an M.S. in Product Design from Stanford University and a B.S.E. in Civil Engineering from Princeton University.

        Jonathan Truppman has served as Casper Sleep Inc.'s General Counsel and Secretary since February 2017. Previously, Mr. Truppman served as our VP Business Development & Legal since February 2015. Between October 2013 and February 2015 and September 2010 and August 2012, he was an associate at Paul, Weiss, Rifkind, Wharton & Garrison LLP, an international law firm, and he served as a law clerk for the Honorable Victor Marrero of the United States District Court for the Southern District of New York from September 2012 through September 2013. Mr. Truppman received a J.D., cum laude, from Harvard Law School and a B.A., magna cum laude, from Columbia University.

        Elizabeth Wolfson has served as Casper Sleep Inc.'s Chief People Officer since June 2017. Previously, she served as a Human Resources Consultant for Casper Sleep Inc. from September 2016 until May 2017. Prior to joining Casper, Ms. Wolfson served as Senior Vice President, Human Resources and Talent at fashion label Tory Burch LLC from August 2015 through August 2016 and as Senior Vice President of Human Resources at Kate Spade New York from January 2012 through March 2014, where she built the company's global Human Resources organization beginning in 2007. Prior to that, from 1996 through 2006, Ms. Wolfson held a variety of Human Resources leadership roles at fashion label Ralph Lauren Corporation. Ms. Wolfson received her B.A. from University of Maryland College Park.

Directors

        Anthony Florence has served on the board of directors of Casper Sleep Inc. since July 2014. Mr. Florence is a General Partner and head of the technology investing practice at New Enterprise Associates, Inc., or NEA, a venture capital firm he joined in 2008. Prior to joining NEA, Mr. Florence was a Managing Director at Morgan Stanley & Co. LLC, where he served as Head of East Coast Technology Banking in New York and as a member of the North American Management Committee for Investment Banking. From October 2010 until November 2017, Mr. Florence served on the board of directors of Care.com, the largest online marketplace for finding and managing family care. He also served on the board of directors of Cvent, Inc., a meetings, events and hospitality technology provider, from July 2011 until November 2016 and currently serves as a director of several private companies. Mr. Florence received an M.B.A. from the Tuck School of Business at Dartmouth and an A.B. in Economics from Dartmouth College. We believe Mr. Florence's extensive brand-building and broad technology investment experience make him well-qualified to serve on our board of directors.

        Diane Irvine has served on the board of directors of Casper Sleep Inc. since July 2019. Ms. Irvine previously served as Chief Executive Officer of Blue Nile, Inc., an online retailer of diamonds and fine jewelry, from February 2008 until November 2011, as President from February 2007 until November 2011, and as Chief Financial Officer from December 1999 until September 2007. From February 1994 until May 1999, Ms. Irvine served as Vice President and Chief Financial Officer of Plum Creek Timber Company, Inc., and from September 1981 until February 1994, she worked at accounting firm Coopers & Lybrand LLP in various capacities, most recently as partner. Ms. Irvine currently serves on the boards of directors of Yelp Inc. (on whose board she has served since September 2011), Funko, Inc. (on whose board she has served since August 2017) and D.A. Davidson & Co. (on whose board she has served since January 2018), and previously served on the boards of directors of XO Group Inc. from November 2014 until December 2018, Rightside Group Ltd. from August 2014 until July 2017, CafePress, Inc. from July 2012 until May 2015, and Blue Nile, Inc. from May 2001 until November 2011. Ms. Irvine received an M.S. in Taxation and a Doctor of Humane Letters from Golden Gate University, and a B.S. in Accounting from Illinois State University. We believe Ms. Irvine's extensive leadership experience, her financial expertise and her broad public board experience make her well-qualified to serve on our board of directors.

        Karen Katz has served on the board of directors of Casper Sleep Inc. since April 2019 and as the Lead Independent Director of the board of directors since March 2020. Ms. Katz served as President and Chief Executive Officer of Neiman Marcus Group LTD LLC, an international multi-brand omni-channel retailer, from October 2010 until her retirement in February 2018. Over her 33-year tenure with the Neiman Marcus Group, Ms. Katz served in a variety of executive and leadership roles in the company's merchant, stores and e-commerce organizations, including as Executive Vice President—Stores, a member of the Office of the Chairman of Neiman Marcus Group, President, Neiman Marcus Online, and President and Chief Executive Officer, Neiman Marcus Stores. Ms. Katz has served on the board of directors of The Neiman Marcus Group, LLC since October 2010. In addition, Ms. Katz has served on the board of directors of Under Armour, Inc., a performance footwear, apparel and equipment company since October 2014. Ms. Katz is an advisor to a number of consumer companies, helping their chief executive officers think about strategy, leadership opportunities, as well as engagement with consumers. Ms. Katz is currently the Vice-Chair of the Board of the Perot Museum of Science and Nature in Dallas, Texas, where she lives. From 2017 to 2019, she served as the Chairman of the National Retail Foundation, a non-profit arm of the National Retail Federation, as well as sat on the boards of directors of the National Retail Federation, the pre-eminent retail trade association. Ms. Katz received an M.B.A. from the University of Houston and a B.A. in Political Science from the University of Texas. We believe Ms. Katz's extensive experience at the helm of a leading omni-channel retailer and deep understanding of customer experience and engagement make her well-qualified to serve on our board of directors.

        Jack Lazar has served on the board of directors of Casper Sleep Inc. since April 2019. Since March 2016, Mr. Lazar has been an independent business consultant. From January 2014 until March 2016, Mr. Lazar served as the Chief Financial Officer at GoPro, Inc., a provider of wearable and mountable capture devices. From January 2013 until January 2014, he was an independent business consultant. From May 2011 until January 2013, Mr. Lazar was employed by Qualcomm and served as Senior Vice President, Corporate Development and General Manager of Qualcomm Atheros, Inc., a developer of communications semiconductor solutions. From September 2003 until it was acquired by Qualcomm in May 2011, Mr. Lazar served in various positions at Atheros Communications, Inc., a provider of communications semiconductor solutions, most recently as Senior Vice President of Corporate Development, Chief Financial Officer and Secretary. Mr. Lazar has served on the boards of directors of Silicon Laboratories, an analog and mixed signal semiconductor company, since April 2013, Mellanox Technologies, Ltd., a communications semiconductor company, since June 2018 and Resideo Technologies, Inc., a provider of comfort and security solutions, since October 2018. From October 2013 until its sale to Adobe in December 2016, he served on the board of directors of TubeMogul, Inc., an enterprise software company for digital branding. Mr. Lazar also served on the board of directors of Quantenna Communications, Inc., a wireless semiconductor company, from July 2016 until its sale to

On Semiconductor in June 2019. Mr. Lazar is a certified public accountant (inactive) and holds a B.S. in Commerce with an emphasis in Accounting from Santa Clara University. We believe Mr. Lazar's experience, including past experience as an executive officer, makes him well-qualified to serve on our board of directors.

        Benjamin Lerer has served on the board of directors of Casper Sleep Inc. since July 2014. Mr. Lerer is the Chief Executive Officer of Group Nine Media, which he joined in December 2016. He is also a Co-Founder of Thrillist Media Group, Inc., where he served as Chief Executive Officer from October 2005 to December 2016, and a Managing Partner at Lerer Hippeau Ventures, an early stage venture capital fund he co-founded in 2010. Mr. Lerer serves as Chairman of East River Development Alliance Federal Credit Union and as a Director of certain funds managed by Lerer Hippeau Ventures. He received a B.S. in Political Science from the University of Pennsylvania. We believe Mr. Lerer's extensive brand-building, organizational leadership and media and marketing industry experience make him well-qualified to serve on our board of directors.

        Dani Reiss has served on the board of directors of Casper Sleep Inc. since March 2019. Mr. Reiss has been the President and Chief Executive Officer of Canada Goose Holdings Inc. (and its predecessors), a global outerwear company, since 2001 and currently serves as Chairman of its board of directors. Mr. Reiss has served on the board of directors of Polar Bears International (Canada) Inc., a wildlife conservation organization, since September 2014. He has also served on the board of directors of Mount Sinai Hospital Foundation of Toronto since June 2014. Mr. Reiss received a B.A. in English Literature and Philosophy from the University of Toronto. We believe Mr. Reiss' extensive leadership and operational experience makes him well-qualified to serve on our board of directors.

Family Relationships

        There are no family relationships among any of our executive officers or directors.

Code of Business Conduct and Ethics

        We have a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on our website, ir.casper.com. In addition, we intend to post on our website all disclosures that are required by law or the NYSE listing standards concerning any amendments to, or waivers from, any provision of the code. The information on any of our websites is deemed not to be incorporated in this Annual Report on Form 10-K or to be part of this Annual Report on Form 10-K.

Audit Committee and Audit Committee Financial Expert

        We have a separately-designated standing audit committee. Our audit committee consists of Ms. Irvine, Mr. Lerer and Mr. Lazar, with Ms. Irvine serving as chair. Our board of directors has affirmatively determined that Ms. Irvine, Mr. Lerer and Mr. Lazar each meet the definition of "independent director" for purposes of serving on the audit committee under Rule 10A-3 of the Exchange Act and the NYSE rules. Each member of our audit committee also meets the financial literacy requirements of NYSE listing standards. In addition, our board of directors has determined that Ms. Irvine, Mr. Lerer and Mr. Lazar each qualify as an "audit committee financial expert," as such term is defined in Item 407(d)(5) of Regulation S-K.

Item 11.    Executive Compensation.

        This section discusses the material components of the executive compensation program for our executive officers who are named in the "Summary Compensation Table" below. In 2019, our "named executive officers", and their positions were as follows:

  •
  Philip Krim, Chief Executive Officer;

  •
  Emilie Arel, President and Chief Commercial Officer; and

  •
  Neil Parikh, Chief Strategy Officer.

        This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt following the date of this Annual Report may differ materially from the currently planned programs summarized in this discussion.

Summary Compensation Table

        The following table sets forth information concerning the compensation of our named executive officers for the year ended December 31, 2019.

Name and Principal Position	Year	Salary ($)(2)	Bonus ($)		Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(6)	Total
Philip Krim Chief Executive Officer	2019	495,851	—		—	—	20,149	516,000
Emilie Arel President and Chief Commercial Officer(1)	2019	231,061	700,000	(3)	5,417,660	—	66,121	6,414,842
Neil Parikh Chief Strategy Officer	2019	298,750	—		1,210,308	—	37,013	1,546,071

(1)
Ms. Arel commenced employment as our President and Chief Commercial Officer on July 15, 2019.

(2)
Amounts reflect the actual base salary paid to each named executive officer in respect of 2019, which include the respective base salary increases received by Messrs. Krim and Parikh on February 1, 2019.

(3)
Amounts reflect the first installment of the sign-on bonus paid to Ms. Arel in July 2019 in the amount of $200,000 and a guaranteed bonus of $500,000 paid to Ms. Arel with respect to 2019 pursuant to the terms of her offer letter. Please see the section titled "—Executive Compensation Arrangements—Emilie Arel" below for further information.

(4)
Amounts reflect the full grant-date fair value of stock options granted during 2019 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all option awards made to executive officers in Note 7 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(5)
Our named executive officers did not receive incentive bonuses pursuant to our 2019 Annual Bonus Plan with respect to 2019. Please see the section titled "Annual Bonus Program" below for further information.

(6)
For Mr. Krim, the amount reflects free products provided in an amount above the employee discount. For Ms. Arel, amounts reflect $12,459 for free products provided in an amount above the employee discount, a lodging and commuting allowance in the amount of $32,000, and $21,662 as a tax gross up to make Ms. Arel whole for the taxes incurred with respect to her lodging and commuting allowance. For Mr. Parikh the amounts above reflect $28,536 in free products provided in an amount above the employee discount, $149 paid to him under our company-wide wellness program and $8,328 for domestic partner participation in our benefit plans.

Elements of the Company's Executive Compensation Program

        For the year ended December 31, 2019, the compensation for our named executive officers generally consisted of a base salary, cash bonuses and equity awards. These elements (and the amounts of compensation and benefits under each element) were selected because we believe they are necessary to help us attract and retain executive talent which is fundamental to our success. In 2019, we engaged Aon Rewards Solutions, an independent national compensation consulting firm, to provide executive compensation advisory services, help evaluate our compensation philosophy and objectives, and provide guidance in administering our compensation program.

        Below is a more detailed summary of the current executive compensation program as it relates to our named executive officers.

Base Salaries

        The named executive officers receive a base salary to compensate them for the services they provide to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive's skill set, experience, role and responsibilities.

        Mr. Krim's initial base salary for 2019 was $450,208, and as part of the annual review process, was increased to $500,000 effective on February 1, 2019. Ms. Arel was hired in 2019 at a base salary of $500,000 as set forth in her offer letter described below. Mr. Parikh's initial base salary for 2019 was $285,000, and as part of the annual review process, was increased to $300,000 effective on February 1, 2019. For 2020, we increased Messrs. Krim and Parikh's base salary as part of the annual review process effective February 1, 2020 to $600,000 and $325,000, respectively. Pursuant to her offer letter, Ms. Arel's base salary was increased to $600,000 effective as of February 1, 2020.

        The actual salaries paid to each named executive officer for 2019 are set forth above in the Summary Compensation Table in the column entitled "Salary."

Annual Bonus Program

2019 Bonuses

        In 2019, we maintained the 2019 Annual Bonus Plan, or the 2019 ABP, which was a performance-based annual incentive plan that provides cash bonuses to our eligible employees (including our named executive officers). The company will fund the 2019 ABP bonus pool based upon achievement of specified 2019 global net revenue objectives, subject to a percentage multiplier adjustment based on the number of EBITDA positive months the company achieves in the year. If the company achieved the threshold performance then the 2019 ABP pool would have been funded at 35% of the target payout, if the company achieved target performance it would have been funded at 100% and if the company achieved maximum performance it would have been funded at 195%, in each case, subject to, the final determination of our board of directors. If the company achieved 50% or less of the performance targets, then no bonuses would have been paid under the 2019 ABP. Bonus funding was straight-line interpolated between threshold, target and maximum achievement levels. Each 2019 ABP participant was assigned a bonus level corresponding to a percentage of his or her base salary, which represented such participant's target bonus opportunity.

        For 2019, Mr. Krim's, Ms. Arel's and Mr. Parikh's target bonuses under the 2019 ABP were, respectively, 75%, 50% and 40%, of the executive's base salary. Ms. Arel's offer letter provides that, notwithstanding the general terms of the 2019 ABP, she is entitled to a minimum 2019 ABP bonus of $500,000.

        The guaranteed bonus payment of $500,000 paid to Ms. Arel under the 2019 ABP with respect to 2019 is set forth above in the Summary Compensation Table in the column entitled "Bonus."

2020 Bonuses

        On February 24, 2020 we adopted the 2020 Annual Bonus Program, or the 2020 ABP, which is a performance-based annual incentive plan that provides our eligible employees (including our named executive officers) with the opportunity to earn cash bonuses. The terms of the 2020 ABP are materially similar to the terms of the 2019 ABP; provided that the bonus pool will now be funded based upon achievement of specified 2020 Adjusted EBITDA and net revenue objectives, each weighted at 50%, and the threshold, target and maximum funding levels of the bonus pool under the 2020 ABP were increased to 50%, 120% and 200%, respectively, of the target payout based on the company's level of achievement.

        For 2020, we increased Mr. Krim, Ms. Arel and Mr. Parikh's target bonuses under the 2020 ABP to 100%, 75% and 50%, respectively, of the executive's base salary. Ms. Arel's offer letter also provides that, notwithstanding the general terms of the 2020 ABP, she is entitled to a minimum 2020 ABP bonus payment of $500,000.

Arel Sign-on Bonus

        We offered Ms. Arel a sign-on bonus in an aggregate amount of $300,000 as an incentive for her to join the company. Pursuant to the terms of her offer letter, Ms. Arel received the first installment of her sign-on bonus of $200,000 on July 31, 2019. The remaining $100,000 installment of the sign-on bonus was paid to her during the company's first fiscal quarter in 2020, subject to Ms. Arel's continued employment with the company through such payment date. For further information on Ms. Arel's sign-on bonus, please see "—Executive Compensation Arrangements—Emilie Arel" below.

Equity Compensation

Outstanding Equity Awards

        We maintain two equity incentive plans, the Casper Sleep Inc. 2014 Equity Incentive Plan, as amended, which provided for the grant of equity awards with respect to our Class A common stock, or the 2014 Plan, and the Casper Sleep Inc. 2015 Equity Incentive Plan, as amended, which provided for the grant of equity awards with respect to our Class B common stock, or the 2015 Plan, and together with the 2014 Plan, the Plans. Following the completion of our initial public offering and following the effectiveness of the 2020 Plan (as defined below), no further grants were made under the Plans, though existing awards remain outstanding. Effective as of the closing of our initial public offering, all of our outstanding shares of our Class A common stock and Class B common stock (including shares issuable pursuant to the exercise or settlement of outstanding awards under the Plans) were reclassified into shares of our common stock, following which any shares issuable pursuant to the exercise or settlement of outstanding equity awards under the Plans, including those held by our named executive officers, will be shares of our common stock.

        A total of 963,731 shares subject to options to purchase our common stock and 4,786,461 shares subject to options to purchase our common stock granted under the 2014 Plan and 2015 Plan, respectively, are currently outstanding as of February 28, 2020.

        As described in further detail below in the Outstanding Equity Awards at Fiscal Year End Table and related footnotes below, the following options under the 2015 Plan are currently held by our named executive officers: Mr. Krim currently holds an option to purchase 450,000 shares of our Class B common stock, which was granted to him on January 2, 2018 and which has an exercise price of $13.60 per share; Mr. Parikh currently holds an option to purchase 225,000 shares of our Class B common stock, which was granted to him on January 2, 2018 and which has an exercise price of $13.60 per share, and an additional option to purchase 120,000 shares of our Class B common stock, which was granted to him on July 18, 2019 and which has an exercise price of $19.65 per share; and Ms. Arel currently holds an option to purchase 570,000 shares of our Class B common stock, which was granted to her in connection with her commencement of employment with us on July 19, 2019 and which has an exercise price of $19.65 per share.

        With respect to Mr. Krim's option grant and Mr. Parikh's 2018 option grant, referred to as the 2018 Option Grants, upon the occurrence of a change in control (as defined in the 2015 Plan), 50% of the then-unvested portion of the option shall accelerate and vest, subject to the executive's continued service through the date of such change in control. Furthermore, in the event the executive's employment is terminated other than for Cause or the executive resigns for Good Reason (each as defined below) within the 12-month period following such change in control, the remaining then-unvested portion of the option shall accelerate and vest.

        In addition, with respect to the 2018 Option Grants, in the event Messrs. Krim or Parikh's employment is terminated due to his Disability (as defined below), 25% of the total number of shares subject to such option grant shall accelerate and vest.

        For purposes of the 2018 Option Grants, "Cause" is defined as: (i) an unauthorized use or disclosure by the executive of the company's confidential information or trade secrets, which use or disclosure causes material harm to the company; (ii) a material breach by the executive of any agreement between the executive and the company and the executive fails to remedy such condition within thirty (30) days of such breach (if such condition is capable of remedy); (iii) a material failure by the executive to comply with the company's written policies or rules and the executive fails to remedy such non-compliance within thirty (30) days of such failure to comply (if such failure to comply is capable of remedy); (iv) the executive's violation of a federal or state law or regulation directly or indirectly applicable to the business of the company or its affiliates, which violation was or is reasonably likely to be injurious to the company or its affiliates; (v) the executive's (1) conviction of, or plea of "guilty" or "no contest" to, a felony under the laws of the United States or any state thereof or (2) committing of any act of moral turpitude, dishonesty or fraud against, or the misappropriation of material property belonging to, the company or its affiliates; (vi) the executive's gross negligence or willful misconduct that was or is materially injurious to the company or its affiliates; (vii) a continuing failure by the executive to perform assigned duties after receiving written notification of such failure from our board of directors (other than a failure resulting from the executive's death or Disability and the executive fails to remedy such condition within 30 days after receiving such written notification; or (viii) a failure by the executive to cooperate in good faith with a governmental or internal investigation of the company or its directors, officers or employees, if the company has requested the executive's cooperation.

        For purposes of the 2018 Option Grants, "Disability" is defined as the executive's inability to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or which has lasted or can be expected to last for a continuous period of not less than 12 months.

        For purposes of the 2018 Option Grants, "Good Reason" is defined as: (i) a material reduction in the executive's base salary other than in connection with a company-wide salary reduction; provided, however, that a reduction in base salary by ten percent (10%) or less shall not be considered a material reduction; (ii) a material diminution of the executive's authority, duties or responsibilities; provided, however, that a diminution in authority, duties or responsibilities solely by virtue of the company or an affiliate being acquired and made part of a larger entity (for example, where the executive retains essentially the same responsibility and duties of the subsidiary, business unit or division substantially containing the company's business following a change in control) shall not constitute "Good Reason"; or (iii) a material change in the geographic location of the executive's principal workplace; provided, however, that a change in the location of executive's principal workplace by 30 miles or less shall not be considered a material change in geographic location.

        With respect to Mr. Parikh's 2019 option grant and Ms. Arel's option grant, referred to as the 2019 Option Grants, in the event such options are assumed in connection with a change in control (as defined in the 2015 Plan) by the acquiring company and the executive's employment is terminated without Cause or the executive resigns for Good Reason (each as defined below) within the 12-month period following such change in control, 50% of the remaining then-unvested portion of the option shall accelerate and vest.

        For purposes of the 2019 Option Grants, "Cause" is defined as: (i) the executive's willful and continued failure to substantially perform their assigned duties, (ii) the commission of a criminal act by the executive, whether or not performed in the workplace, that subjects or, if generally known, would subject the company to significant damage to its business opportunities or reputation (as determined by the company in its sole discretion), (iii) the conviction or plea of guilty or nolo contendere to a felony or a misdemeanor involving dishonesty or breach of trust, (iv) material misconduct in connection with the company's business, including, but not limited to, fraud, unethical conduct or any violation of the company's policies, rules and standards, (v) the executive's willful and improper disclosure of any confidential information or trade secrets, (vi) any material breach of the At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement or other agreement between the executive and the company, or (vii) the executive's failure to cooperate in good faith, in any material respect, with a governmental or internal investigation of the company or its directors, officers or employees, if the company has requested the executive's cooperation. No act or omission by the executive shall constitute "Cause" for purposes of such option grant unless the board of directors has provided such executive written notice and a reasonable opportunity to cure such act or omission, to the extent such act or omission is subject to cure as determined by the company in its sole discretion, acting reasonably.

        For purposes of the 2019 Option Grants, "Good Reason" is defined as the occurrence of any of the following without the executive's express written consent: (i) material diminution of the executive's duties, authority, title or reporting relationship, (ii) any breach in any material respect of the company's obligations in this letter or in any other written agreement with the executive, (iii) required relocation of the executive's principal place of employment by more than 25 miles; provided that in the case of (i) or (ii), the executive provides the company with adequate written notice of such diminution or breach within 90 days of the occurrence of such event, and, if such event is capable of cure, the company fails to cure such failure within thirty (30) days of the notice.

        Each of the 2018 Option Grants and 2019 Option Grants was granted with an exercise price per share equal to fair market value on the date of grant.

2020 Plan

        In connection with the completion of our initial public offering, we adopted a new equity compensation plan, the 2020 Equity Incentive Plan, referred to as the 2020 Plan, as described below. The 2020 Plan covers our employees, including our named executive officers, and other eligible service providers.

Other Elements of Compensation

Retirement Plans

        We currently maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. Currently, we do not provide discretionary matching contributions in the 401(k) plan. We do not maintain any defined benefit pension plans or deferred compensation plans for our named executive officers.

Employee Benefits and Perquisites

        All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including:

  •
  medical, dental and vision benefits;

  •
  medical and dependent care flexible spending accounts;

  •
  commuter benefits;

  •
  employee assistance program (EAP);

  •
  legal assistance;

  •
  short-term and long-term disability insurance;

  •
  life insurance; and

  •
  discounted product purchase programs.

        In addition, the company maintains a wellness program that provides payment to employees to promote exercise and sleep tracking. Employees earn a maximum of $40 per month for participating in fitness activities and earn $2 for each night they record their sleep, up to a maximum of $60 per month. Mr. Parikh is the only named executive officer that participated in this program in 2019. We believe the benefits and perquisites described above are necessary and appropriate to provide a competitive compensation package to our named executive officers.

No tax gross-ups

        Other than in connection with reimbursement of expenses, we do not provide tax gross-ups to our employees, including our named executive officers. In 2019, Ms. Arel received a tax gross-up in respect of the costs incurred in connection with the monthly allowance provided pursuant to her offer letter for her lodging and commuting expenses.

Stock Ownership Guidelines

        In connection with our initial public offering, we adopted executive officer and non-employee director stock ownership guidelines that will be applicable to our executive officers, including our named executive officers, and to our non-employee directors. Our executive officers and non-employee directors are expected to satisfy the applicable guidelines set forth below within five years of the later of (i) the effective date of our initial public offering and (ii) the date of such individual's appointment to a position with the Company that is subject to such guidelines, and to hold at least such minimum value in shares of common stock for so long as they are an executive officer or non-employee director, as applicable.

Position	Salary Multiple Threshold ($)	Fixed Share Threshold
Chief Executive Officer	5X annual base salary	Number of shares with a fair market value equal to 5X annual base salary
Other Executive Officers	1X annual base salary	Number of shares with a fair market value equal to 1X annual base salary
Non-Employee Director	5X annual retainer fee	N/A

Outstanding Equity Awards at Fiscal Year-End

        The following table summarizes the number of shares of Class B common stock that was underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2019.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)		Option Exercise Price ($)	Option Expiration Date
Philip Krim	1/2/2018	215,625	234,375	(2)	$13.60	1/1/2028
Emilie Arel	07/19/2019	—	570,000	(3)	$19.65	7/18/2029
Neil Parikh	1/2/2018	107,812	117,188	(2)	$13.60	1/1/2028
	7/19/2019	—	120,000	(4)	$19.65	7/18/2029

(1)
Following the reclassification of all of our outstanding shares of Class A common stock and Class B common stock into shares of our common stock at the closing of our initial public offering, the options are exercisable pursuant to their terms for shares of our common stock.

(2)
25% of each of Mr. Krim's and Mr. Parikh's 2018 Option Grant vested on January 2, 2019 (the one-year anniversary of the applicable vesting commencement date), with the remaining 75% vesting in equal ratable installments on the same calendar day of each month for the 36-month period thereafter, in each case subject to the applicable executive's continued employment with the Company through the applicable vesting date. Upon the consummation of a change in control (as defined in the 2015 Plan), 50% of the remaining unvested shares subject to the executive's option grant will become immediately vested, subject to the executive's continued service through the date of such change in control. In the event the executive ceases to be a service provider as a result of a termination by the company other than for Cause or by the executive for Good Reason (each as defined above) within 12 months after the effective date of such change in control, the remaining unvested shares subject to his option grant will become immediately vested. In addition, in the event the executive's service is terminated due to his Disability (as defined above), 25% of the shares subject to his option grant will become immediately vested. See the section titled "Equity Compensation—Outstanding Equity Awards" for further information on acceleration provisions for these option grants.

(3)
The option is scheduled to vest as to 142,500 shares of such option on the first anniversary of the vesting commencement date (or July 15, 2020), with 382,500 shares of such option vesting in equal monthly ratable installments over the thirty-six month period thereafter and the remaining 45,000 shares of such option vesting in equal monthly ratable installments over the twelve months following the end of such thirty-six month period, subject to Ms. Arel's continued employment with the company through the applicable vesting date. In the event Ms. Arel's option grant is assumed by an acquirer in connection with a change in control (as defined in the 2015 Plan) and Ms. Arel ceases to be a service provider as a result of a termination by the company without Cause or by Ms. Arel for Good Reason (each as defined above) within 12 months after the effective date of such change in control, 50% of the remaining unvested shares subject to her option grant will become immediately vested. See the section titled "Equity Compensation—Outstanding Equity Awards" for further information on acceleration provisions for these option grants.

(4)
The option is scheduled to vest in full on July 16, 2023 (the four-year anniversary of the vesting commencement date), subject to Mr. Parikh's continued employment with the company through such date. In the event Mr. Parikh's option grant is assumed by an acquirer in connection with a change in control (as defined in the 2015 Plan) and Mr. Parikh ceases to be a service provider as a result of a termination by the company without Cause or by Mr. Parikh for Good Reason (each as defined above) within 12 months after the effective date of such change in control, 50% of the remaining unvested shares subject to his option grant will become immediately vested. See the section titled "Equity Compensation—Outstanding Equity Awards" for further information on acceleration provisions for these option grants.

Executive Compensation Arrangements

Philip Krim

        On July 8, 2014, Mr. Krim entered into an At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement with the company, which provides that Mr. Krim is subject to 12-month post-termination non-competition and non-solicitation of customers, business relations and employees covenants, as well as a perpetual confidentiality covenant.

        In connection with our initial public offering, we entered into a new employment agreement with Mr. Krim, or the CEO Employment Agreement, providing for his continued employment as our Chief Executive Officer. The CEO Employment Agreement provides for an initial three-year term of employment, with automatic renewal for successive one-year periods until terminated in accordance with the terms of the agreement. Pursuant to the CEO Employment Agreement, Mr. Krim is entitled to an annual base salary of $600,000, a monthly transportation allowance of $1,000 and indemnification from the company for acts committed in good faith in the course and scope of his employment. The CEO Employment Agreement also provides that Mr. Krim is eligible to earn an annual performance-based bonus ranging from 50%-200% of his base salary, with a target bonus opportunity of 100% of his base salary.

        Under the CEO Employment Agreement, Mr. Krim will be entitled to receive severance benefits upon a qualifying termination of his employment by us without Cause or by Mr. Krim for Good Reason (each as defined in the CEO Employment Agreement) of: (i) eighteen months of continued base salary, payable in regular installments in accordance with the company's normal payroll practices, (ii) a lump sum cash severance payment equal to the sum of eighteen months of group health insurance premiums for Mr. Krim and his eligible dependents, based on the level of coverage in effect immediately prior to such termination date, payable within 60 days of such termination date, (iii) if such termination date occurs on or after July 1 of the year in which termination occurs, a prorated annual bonus, calculated based on actual achievement and paid out at the same time annual bonuses are generally paid to other executives for the relevant year, and (iv) acceleration of any outstanding time-based equity awards held by Mr. Krim that would have vested during the twelve-month period following such termination date if Mr. Krim had remained employed during such twelve-month period, as well as acceleration of any outstanding performance-based equity awards held by Mr. Krim to the extent the applicable performance conditions are fully satisfied as of such termination date; provided that in the event such qualifying termination occurs within the three-month period prior to, or within the twelve-month period following, a Change in Control (as defined in the 2020 Plan), Mr. Krim will be entitled to receive enhanced severance benefits, in addition to the payments set forth in clauses (i) and (ii) above, of an additional severance payment equal to 100% of his then-current annual base salary, the payment of his entire cash severance in a lump sum, and full acceleration of any outstanding equity awards held by Mr. Krim, in each case, subject to Mr. Krim's execution of a release of claims and continued compliance with the applicable restrictive covenants. Pursuant to the CEO Employment Agreement, Mr. Krim will be subject to 18-month post-termination non-competition and non-solicitation of customers and employees covenants, as well as perpetual confidentiality and non-disparagement covenants.

Emilie Arel

        On June 6, 2019, we entered into an offer letter with Ms. Arel, or the Arel Offer Letter, to employ her as President and Chief Commercial Officer of the company effective as of July 15, 2019. The Arel Offer Letter provided for an initial annual base salary of $500,000 for 2019, which annual base salary rate shall be increased to $600,000 for 2020, as well as the right to receive her initial option grant, in each case subject to the approval of our board of directors.

        The Arel Offer Letter provided for a sign-on bonus of $300,000, payable in two installments of: (i) $200,000, payable on the first payroll date following Ms. Arel's commencement of employment with the company, and (ii) $100,000, payable on the date on which the company pays annual bonuses with respect to 2019 during the company's first fiscal quarter in 2020, in each case subject to Ms. Arel's continued employment with the company through each such payment date. Notwithstanding the foregoing, if Ms. Arel's employment is terminated for any reason other than by us without Cause or due to her resignation for Good Reason (each as defined below) either (A) prior to the six-month anniversary of the payment date of the first installment of the sign-on bonus, Ms. Arel shall repay the full amount of the first installment, net of taxes, within 30 days of such termination date, or (B) prior to the one-year anniversary of the payment date of the second installment of the sign-on bonus, Ms. Arel shall repay the full amount of the second installment, net of taxes, within 30 days of such termination date; provided, that if we terminate Ms. Arel's employment without Cause or she resigns for Good Reason prior to her receipt of any installment, we will pay such unpaid installments of the sign-on bonus within 14 days of such termination date. In addition, Ms. Arel is eligible to receive an annual performance-based cash bonus, subject to the discretion of our board of directors. Pursuant to the Arel Offer Letter, such annual bonus with respect to each of 2019 and 2020 will be guaranteed to equal at least $500,000; provided, that if Ms. Arel's employment with the company is terminated for any reason other than by the company without Cause or by Ms. Arel for Good Reason prior to the six-month anniversary of the payment date of the 2020 annual bonus, Ms. Arel shall repay the full amount of such 2020 annual bonus, net of taxes, within 30 days of such termination date.

        The Arel Offer Letter also provided Ms. Arel with a monthly allowance of $8,000 to cover Ms. Arel's commuting and lodging costs, as well as the right to receive a gross-up covering the taxes incurred by Ms. Arel in connection with such commuting and lodging allowance and reimbursement of reasonable legal fees in connection with Ms. Arel's entrance into the Arel Offer Letter.

        Upon termination by the company without Cause or by Ms. Arel for Good Reason, Ms. Arel would be entitled to, in addition to any accrued amounts under the Arel Offer Letter, subject to her timely execution of a separation and release of claims agreement, a cash severance payment equal to the sum of (i) the gross amount of her then current annualized base salary, (ii) the gross amount of Ms. Arel's premium payments for continued health coverage pursuant to Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, or COBRA, and (iii) solely if the company's shares are not traded on a public stock exchange as of such termination, the amount of her target annual bonus, payable in equal monthly installments during the 12-month period following the date of such termination, less applicable withholdings and deductions, or, collectively, the Severance Payment.

        In the event such termination of employment occurs following the consummation of a change in control (as defined in the 2015 Plan), then in addition to any accrued amounts under the Arel Offer Letter and subject to her timely execution of a separation and release of claims agreement, Ms. Arel will be entitled to receive a cash severance payment equal to the sum of (i) the Severance Payment and (ii) the amount of her target annual bonus, payable in a lump sum on the tenth day following the effective date of the separation and release of claims agreement.

        In addition to the Arel Offer Letter, Ms. Arel entered into an At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement with the company on June 6, 2019. Pursuant to such agreement, Ms. Arel is subject to 12-month post-termination non-competition and non-solicitation of customers, business relations and employees covenants, as well as a perpetual confidentiality covenant.

        For purposes of the Arel Offer Letter, "Cause" means: (i) Ms. Arel's willful and continued failure to substantially perform her assigned duties; (ii) the commission of a criminal act by Ms. Arel, whether or not performed in the workplace, that subjects or, if generally known, would subject the company to significant damage to its business opportunities or reputation (as determined by the company in its sole discretion); (iii) Ms. Arel's conviction or plea of guilty or nolo contendere to a felony or a misdemeanor involving dishonesty or breach of trust; (iv) Ms. Arel's material misconduct in connection with the company's business, including, but not limited to, fraud, unethical conduct or any violation of the company's policies, rules and standards; (v) Ms. Arel's willful and improper disclosure of any confidential information or trade secrets; (vi) any material breach of the At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement or other agreement between Ms. Arel and the company; or (vii) Ms. Arel's failure to cooperate in good faith, in any material respect, with a governmental or internal investigation of the company or its directors, officers or employees, if the company has requested her cooperation. No act or omission by Ms. Arel shall constitute "Cause" under the Arel Offer Letter unless the board of directors has provided her written notice and a reasonable opportunity to cure such act or omission, to the extent such act or omission is subject to cure as determined by the company in its sole discretion, acting reasonably.

        For purposes of the Arel Offer Letter, "Good Reason" means the occurrence of any of the following without her express written consent: (i) a material diminution of Ms. Arel's duties, authority, title or reporting relationship (i.e., if she no longer reports to the company's Chief Executive Officer), (B) any breach in any material respect of the company's obligations in the Arel Offer Letter or in any other written agreement with Ms. Arel, (C) required relocation of Ms. Arel's principal place of employment by more than 25 miles; provided that in the case of (A) or (B), Ms. Arel provides the company with adequate written notice of such diminution or breach within 90 days of the occurrence of such event, and, if such event is capable of cure, the company fails to cure such failure within thirty (30) days of the notice.

Neil Parikh

        On July 9, 2014, Mr. Parikh entered into an At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement with the company which provides that Mr. Parikh is subject to 12-month post-termination non-competition and non-solicitation of customers, business relations and employees covenants, as well as a perpetual confidentiality covenant.

        We have not entered into any other employment arrangement with Mr. Parikh.

New Severance Arrangements

        In connection with our initial public offering, we entered into executive severance and change in control agreements with certain of our executives, including Ms. Arel and Mr. Parikh, pursuant to which each executive will be entitled to certain severance benefits in the event of a qualifying termination of the executive's employment with us, or the Executive Severance Agreements.

        The Executive Severance Agreements for Ms. Arel and Mr. Parikh provide for severance upon a termination by the company without Cause or by the applicable named executive officer for Good Reason that is equal to: (i) any accrued amounts through the date of termination, (ii) 12 months of continued base salary payments, payable in equal installments during the 12-month period following the date of termination, (iii) subsidized health insurance premiums so that the executive would pay the same rate for benefits coverage as active employees through the 12-month period following the date of such termination, or the Continued Benefits, and (iv) if such termination occurs on or after October 1 of any calendar year, a cash amount equal to the executive's prorated annual bonus for the year in which the date of such termination occurs, calculated based on actual achievement of any applicable company performance goals and assumption of target achievement of any applicable individual performance goals, payable at the time when the executive would have otherwise been paid the executive's annual bonus with respect to the year in which the date of such termination occurs.

        Notwithstanding the foregoing, in the event such a termination occurs on or within the 12-month period following a Change in Control (as defined in the applicable Executive Severance Agreement), Ms. Arel and Mr. Parikh will each be entitled to severance of: (i) any accrued amounts through the date of termination, (ii) a cash amount equal to the sum of (x) 12 months of the executive's then-current annual base salary and (y) the executive's target annual bonus for the calendar year in which the date of termination occurs, payable in a lump sum within 60 days following the date of termination, (iii) the Continued Benefits, and (iv) acceleration in full of the vesting of all of the executive's outstanding equity awards, with performance-based awards vesting based on the greater of (x) actual performance and (y) the target amount.

        Pursuant to their Executive Severance Agreements, receipt of any severance payments by Ms. Arel or Mr. Parikh, as applicable, will be subject to the executive's execution and non-revocation of a release of claims and the executive's continued compliance with the applicable restrictive covenants. Any payments or benefits under the applicable Executive Severance Agreement will also be subject a Section 280G "cutback" such that payments or benefits that the executive receives in connection with such Change in Control will be reduced to the extent that such reduction would result in a greater after-tax net amount for the executive.

Equity Incentive Arrangements

Existing Equity Plans

        We currently maintain our 2014 Plan and 2015 Plan, as described above. Following the closing of our initial public offering and following the effectiveness of the 2020 Plan, no further grants were made under either the 2014 Plan or the 2015 Plan.

2020 Equity Incentive Plan

        In connection with our initial public offering, we adopted the 2020 Plan, under which we may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which we compete. The material terms of the 2020 Plan are summarized below.

Eligibility and Administration

        Our employees, consultants and directors, and employees, consultants and directors of our parents and subsidiaries are eligible to receive awards under the 2020 Plan. The 2020 Plan is administered by our board of directors with respect to awards to non-employee directors and by the compensation committee with respect to other participants, each of which may delegate its duties and responsibilities to committees of our directors and/or officers (referred to collectively as the plan administrator below), subject to certain limitations that may be imposed under Section 16 of the Exchange Act, and/or stock exchange rules, as applicable. The plan administrator has the authority to make all determinations and interpretations under, prescribe all forms for use with, and adopt rules for the administration of, the 2020 Plan, subject to its express terms and conditions. The plan administrator will also set the terms and conditions of all awards under the 2020 Plan, including any vesting and vesting acceleration conditions.

Limitation on Awards and Shares Available

        The maximum number of shares of our common stock available for issuance under the 2020 Plan is equal to the sum of (i) 3,132,291 shares and (ii) an annual increase on the first day of each year beginning in 2021 and ending in and including 2029, equal to the lesser of (A) five percent (5)% of the outstanding shares of all classes of our common stock on the last day of the immediately preceding fiscal year and (B) such lesser amount as determined by our board of directors, as well as any shares subject to awards under the 2014 Plan or 2015 Plan which are forfeited or lapse unexercised and which following the effective date are not issued under the 2014 Plan or 2015 Plan; provided, however, no more than 4,698,436 shares may be issued upon the exercise of incentive stock options, or ISOs. The share reserve formula under the 2020 Plan is intended to provide us with the continuing ability to grant equity awards to eligible employees, directors and consultants for the ten-year term of the 2020 Plan.

        Awards granted under the 2020 Plan upon the assumption of, or in substitution for, outstanding equity awards previously granted by an entity in connection with a corporate transaction, such as a merger, combination, consolidation or acquisition of property or stock will not reduce the shares authorized for grant under the 2020 Plan. The maximum grant date fair value of awards granted to any non-employee director other than the chairman of our board of directors pursuant to the 2020 Plan during any calendar year is $750,000 (and for the non-employee director serving as the chairman of our board of directors, $850,000), provided that the maximum value shall be $1,000,000 with respect to the calendar year in which a non-employee director commences his or her service on our board of directors.

Awards

        The 2020 Plan provides for the grant of stock options, including ISOs, and nonqualified stock options, or NSOs, restricted stock, dividend equivalents, stock payments, restricted stock units, or RSUs, other incentive awards, SARs, and cash awards. No determination has been made as to the types or amounts of awards that will be granted to certain individuals pursuant to the 2020 Plan. Certain awards under the 2020 Plan may constitute or provide for a deferral of compensation, subject to Section 409A of the Code, which may impose additional requirements on the terms and conditions of such awards. All awards under the 2020 Plan will be set forth in award agreements, which will detail all terms and conditions of the awards, including any applicable vesting and payment terms and post-termination exercise limitations. Awards other than cash awards generally will be settled in shares of our common stock, but the plan administrator may provide for cash settlement of any award. A brief description of each award type follows.

  •
  Stock Options.  Stock options provide for the purchase of shares of our common stock in the future at an exercise price set on the grant date. ISOs, by contrast to NSOs, may provide tax deferral beyond exercise and favorable capital gains tax treatment to their holders if certain holding period and other requirements of the Code are satisfied. The exercise price of a stock option may not be less than 100% of the fair market value of the underlying share on the date of grant (or 110% in the case of ISOs granted to certain significant stockholders), except with respect to certain substitute options granted in connection with a corporate transaction. The term of a stock option may not be longer than ten years (or five years in the case of ISOs granted to certain significant stockholders).

  •
  SARs.  SARs entitle their holder, upon exercise, to receive from us an amount equal to the appreciation of the shares subject to the award between the grant date and the exercise date. The exercise price of a SAR may not be less than 100% of the fair market value of the underlying share on the date of grant (except with respect to certain substitute SARs granted in connection with a corporate transaction) and the term of a SAR may not be longer than ten years.

  •
  Restricted Stock and RSUs.  Restricted stock is an award of nontransferable shares of our common stock that remain forfeitable unless and until specified conditions are met, and which may be subject to a purchase price. RSUs are contractual promises to deliver shares of our common stock in the future, which may also remain forfeitable unless and until specified conditions are met. Delivery of the shares underlying RSUs may be deferred under the terms of the award or at the election of the participant, if the plan administrator permits such a deferral.

  •
  Stock Payments, Other Incentive Awards and Cash Awards.  Stock payments are awards of fully vested shares of our common stock that may, but need not, be made in lieu of base salary, bonus, fees or other cash compensation otherwise payable to any individual who is eligible to receive awards. Other incentive awards are awards other than those enumerated in this summary that are denominated in, linked to or derived from shares of our common stock or value metrics related to our shares, and may remain forfeitable unless and until specified conditions are met. Cash awards are cash incentive bonuses subject to performance goals.

  •
  Dividend Equivalents.  Dividend equivalents represent the right to receive the equivalent value of dividends paid on shares of our common stock and may be granted alone or in tandem with awards other than stock options or SARs. Dividend equivalents are credited as of dividend record dates during the period between the date an award is granted and the date such award vests, is exercised, is distributed or expires, as determined by the plan administrator.

Vesting

        Vesting conditions determined by the plan administrator may apply to each award and may include continued service, performance and/or other conditions.

Certain Transactions

        The plan administrator has broad discretion to take action under the 2020 Plan, as well as make adjustments to the terms and conditions of existing and future awards, to prevent the dilution or enlargement of intended benefits and facilitate necessary or desirable changes in the event of certain transactions and events affecting our common stock, such as stock dividends, stock splits, mergers, acquisitions, consolidations and other corporate transactions. In addition, in the event of certain non-reciprocal transactions with our stockholders known as "equity restructurings," the plan administrator will make equitable adjustments to the 2020 Plan and outstanding awards. In the event of a "Change in Control" of the company (as defined in the 2020 Plan), to the extent that the surviving entity declines to continue, convert, assume or replace outstanding awards, then the plan administrator may provide that all such awards will terminate in exchange for cash or other consideration, or become fully vested and exercisable in connection with the transaction. Upon or in anticipation of a Change in Control, the plan administrator may cause any outstanding awards to terminate at a specified time in the future and give the participant the right to exercise such awards during a period of time determined by the plan administrator in its sole discretion. Individual award agreements may provide for additional accelerated vesting and payment provisions.

Foreign Participants, Claw-Back Provisions, Transferability, and Participant Payments

        The plan administrator may modify award terms, establish subplans and/or adjust other terms and conditions of awards, subject to the share limits described above, in order to facilitate grants of awards subject to the laws and/or stock exchange rules of countries outside of the United States. All awards will be subject to the provisions of any claw-back policy implemented by us to the extent set forth in such claw-back policy and/or in the applicable award agreement. With limited exceptions for estate planning, domestic relations orders, certain beneficiary designations and the laws of descent and distribution, awards under the 2020 Plan are generally non-transferable, and are exercisable only by the participant. With regard to tax withholding, exercise price and purchase price obligations arising in connection with awards under the 2020 Plan, the plan administrator may, in its discretion, accept cash or check, provide for net withholding of shares, allow shares of our common stock that meet specified conditions to be repurchased, allow a "market sell order" or such other consideration as it deems suitable.

Plan Amendment and Termination

        Our board of directors may amend or terminate the 2020 Plan at any time; however, except in connection with certain changes in our capital structure, stockholder approval will be required for any amendment that increases the number of shares available under the 2020 Plan. No award may be granted pursuant to the 2020 Plan after the tenth anniversary of the earlier of (i) the date on which our board of directors adopts the 2020 Plan and (ii) the date on which our stockholders approve the Plan.

2020 Employee Stock Purchase Plan

        In connection with our initial public offering, we adopted the 2020 Employee Stock Purchase Plan, or the ESPP. The material terms of the ESPP are summarized below.

Shares Available; Administration

        The aggregate number of share of our common stock initially reserved for issuance under our ESPP was equal to the sum of (i) 626,458 shares, and (ii) an annual increase on the first day of each calendar year beginning in 2021 and ending in 2029 equal to the lesser of (A) 626,458 shares, (B) one percent (1%) of the outstanding shares of all classes of our common stock on the last day of the immediately preceding fiscal year and (C) such smaller number of shares as determined by our board of directors. Our board of directors or the compensation committee will have authority to interpret the terms of the ESPP and determine eligibility of participants. The compensation committee of our board of directors is the initial administrator of the ESPP.

Eligibility

        We expect that our employees, other than employees who, immediately after the grant of a right to purchase common stock under the ESPP, would own (directly or through attribution) stock possessing 5% or more of the total combined voting power or value of all classes of our common or other class of stock, will be eligible to participate in the ESPP. However, consistent with Section 423 of the Code the plan administrator may provide that other groups of employees, including without limitation those who do not meet designated service requirements or those whose participation would be in violation of applicable foreign laws, will not be eligible to participate in the ESPP.

Grant of Rights

        The ESPP will be intended to qualify under Section 423 of the Code and shares of our common stock will be offered under the ESPP during offering periods. The length of the offering periods under the ESPP will be determined by the plan administrator and may be up to 27 months long. Employee payroll deductions will be used to purchase shares on each purchase date during an offering period. The purchase dates for each offering period will be the final trading day in each purchase period. Offering periods under the ESPP will commence when determined by the plan administrator. The plan administrator may, in its discretion, modify the terms of future offering periods. We do not expect that any offering periods will commence under the ESPP at the time of this Annual Report on Form 10-K.

        The ESPP will permit participants to purchase common stock through payroll deductions of up to a fixed dollar amount or percentage of their eligible compensation, which includes a participant's gross base compensation for services to us. The plan administrator will establish a maximum number of shares that may be purchased by a participant during any offering period, which, in the absence of a contrary designation, will be 5,000 shares. In addition, no employee will be permitted to accrue the right to purchase stock under the ESPP at a rate in excess of $25,000 worth of shares during any calendar year during which such a purchase right is outstanding (based on the fair market value per share of our common stock as of the first day of the offering period).

        On the first trading day of each offering period, each participant will automatically be granted an option to purchase shares of our common stock. The option will expire at the end of the applicable offering period and will be exercised on each purchase date during such offering period to the extent of the payroll deductions accumulated during the offering period. The purchase price of the shares will not be less than 85% of the fair market value of our common stock on the purchase date, which will be the final trading day of the purchase period. Participants may voluntarily end their participation in the ESPP prior to the end of the applicable offering period, and will be paid their accrued payroll deductions that have not yet been used to purchase shares of common stock. Participation will end automatically upon a participant's termination of employment.

        A participant will not be permitted to transfer rights granted under the ESPP other than by will, the laws of descent and distribution or as otherwise provided under the ESPP.

Certain Transactions

        In the event of certain transactions or events affecting our common stock, such as any stock dividend or other distribution, reorganization, merger, consolidation or other corporate transaction, the plan administrator will make equitable adjustments to the ESPP and outstanding rights. In addition, in the event of the foregoing transactions or events or certain significant transactions, the plan administrator may provide for (1) either the replacement of outstanding rights with other rights or property or termination of outstanding rights in exchange for cash, (2) the assumption or substitution of outstanding rights by the successor or survivor corporation or parent or subsidiary thereof, if any, (3) the adjustment in the number and type of shares of stock subject to outstanding rights, (4) the use of participants' accumulated payroll deductions to purchase stock on a new purchase date prior to the next scheduled purchase date and termination of any rights under ongoing offering periods or (5) the termination of all outstanding rights.

Plan Amendment

        The plan administrator may amend, suspend or terminate the ESPP at any time. However, stockholder approval of any amendment to the ESPP will be obtained for any amendment that increases the aggregate number or changes the type of shares that may be sold pursuant to rights under the ESPP, changes the corporations or classes of corporations the employees of which are eligible to participate in the ESPP or changes the ESPP in any manner that would cause the ESPP to no longer be an employee stock purchase plan within the meaning of Section 423(b) of the Code.

Director Compensation

        The following table sets forth information concerning the compensation received by our directors for the year ended December 31, 2019.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(1)	Total ($)
Tony Florence	—	—	—
Diane Irvine	—	564,327	564,327
Karen Katz	—	430,047	430,047
Jack Lazar	—	431,123	431,123
Dani Reiss	—	593,465	593,465
Ben Lerer	—	—	—

(1)
We did not provide cash compensation to our directors with respect to 2019 other than the compensation paid to our employee directors Messrs. Krim and Parikh in respect of their employment with the company, as discussed above.

(2)
Amounts reflect the full grant-date fair value of stock options granted during 2019 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all option awards made to executive officers in Note 7 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

        The table below shows the aggregate number of stock option awards to purchase shares of our Class B common stock (exercisable and unexercisable) held as of December 31, 2019 by each non-employee director who was serving as of December 31, 2019.

Name	Outstanding at Fiscal Year End(1)(2)
Diane Irvine	60,000
Karen Katz	60,000
Jack Lazar	60,000
Dani Reiss	85,000

(1)
Following the reclassification of all of our outstanding shares of Class A common stock and Class B common stock into shares of our common stock at the closing of our initial public offering, the options are exercisable pursuant to their terms for shares of our common stock.

(2)
Ms. Irvine holds 60,000 outstanding options, of which 11,250 are vested and 48,750 are unvested; Ms. Katz holds 60,000 outstanding options, of which 10,000 are vested and 50,000 are unvested; Mr. Lazar holds 60,000 outstanding options, of which 8,750 are vested and 51,250 are unvested; and Mr. Reiss holds 85,000 outstanding options, of which 36,250 are vested and 48,750 are unvested.

        In 2019, we entered into offer letters with each of Ms. Irvine, Ms. Katz, Mr. Lazar and Mr. Reiss providing for his or her appointment to the board of directors, or the Director Offer Letters. Pursuant to the Director Offer Letters, Ms. Irvine, Ms. Katz, Mr. Lazar and Mr. Reiss were each granted an award of 60,000 stock options, with the grants made on July 19, 2019, April 12, 2019, April 11, 2019 and March 25, 2019, respectively. Each of these options vests in equal monthly installments for the 48-month period following the grant date (other than for Ms. Irvine's grant, which commenced vesting as of July 16, 2019), subject to the director's continued service with the company through the applicable vesting date, and provided that these options will accelerate and vest in full in the event of a change in control (as defined in the 2015 Plan). Mr. Reiss was also granted an additional award of 25,000 fully vested options on March 25, 2019 pursuant to his Director Offer Letter. The Director Offer Letters provide that the directors will receive post-offering annual compensation pursuant to the terms of such non-employee director compensation policy as may be adopted by us.

Non-Employee Director Compensation Policy

        In connection with our initial public offering, we adopted a non-employee director compensation policy that is applicable to each of our non-employee directors. Pursuant to this non-employee director compensation policy, each non-employee director will receive an annual retainer of $50,000. In addition, non-employee directors serving on Board committees will receive the following additional annual fees, each earned on a quarterly basis: the chairperson of our audit committee will receive an additional annual fee of $20,000, and other members of our audit committee will receive an additional annual fee of $10,000; the chairperson of our compensation committee will receive and additional annual fee of $20,000, and other members of our compensation committee will receive an additional annual fee of $10,000; and the chairperson of our nominating and governance committee will receive an additional annual fee of $10,000, and other members of our nominating and governance committee will receive an additional annual fee of $5,000. Each director will also receive an annual restricted stock unit award with a grant date value of $175,000 (with prorated awards made to directors who join on a date other than an annual meeting following the first annual meeting after the closing of our initial public offering), which will generally vest in full on the day immediately prior to the date of our annual shareholder meeting immediately following the date of grant, subject to the non-employee director continuing in service through such meeting date. The vesting of this restricted stock award will accelerate and it will vest in full upon a change in control (as defined in the 2020 Plan). In addition, each director will be reimbursed for out-of-pocket expenses in connection with his or her services.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

        The following table provides information on our equity compensation plans as of December 31, 2019.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(4)
Equity compensation plans approved by security holders(1)	5,827,696	(2)	$13.23	(3)	146,019
Equity compensation plans not approved by security holders	—		—		—

Total	5,827,696		$13.23		146,019

(1)
Consists of the 2014 Plan and the 2015 Plan. Does not reflect the 2020 Plan, which was adopted in 2020 in connection with our initial public offering.

(2)
Includes 963,731 outstanding options to purchase stock under the 2014 Plan and 4,863,965 outstanding options to purchase stock under the 2015 Plan. Following the effectiveness of the 2015 Plan, no further grants were permitted to be made under the 2014 Plan, though existing awards remain outstanding.

(3)
As of December 31, 2019, the weighted-average exercise price of outstanding options under the 2014 Plan was $0.30 and the weighted-average exercise price of outstanding options under the 2015 Plan was $15.79.

(4)
Includes 146,019 shares available for future issuance under the 2015 Plan.

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth information with respect to the beneficial ownership of our common stock for:

  •
  each person known by us to beneficially own more than 5% of our common stock;

  •
  each of our directors;

  •
  each of our named executive officers; and

  •
  all of our executive officers and directors as a group.

        The number of shares beneficially owned by each stockholder as described in this Annual Report on Form 10-K is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options, or other rights held by such person that are currently exercisable or will become exercisable within 60 days of February 28, 2020, are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person. The percentage ownership of each individual or entity is based on approximately 39,675,000 shares of our common stock outstanding as of

February 28, 2020. Unless otherwise indicated, the address of all listed stockholders is Three World Trade Center, Floor 39, 175 Greenwich Street, New York, New York 10007.

        Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	%
5% Stockholders:
Entities affiliated with NEA(1)	6,222,412	15.7%
Red Cart Ventures LLC(2)	2,897,248	7.3
Entities affiliated with IVP(3)	2,415,879	6.1
Timothy Sherwin(4)	1,967,099	5.0
Named Executive Officers and Directors:
Philip Krim(5)	2,402,348	6.1
Emilie Arel(6)	—	—
Neil Parikh(7)	1,964,942	5.0
Anthony Florence(8)	6,222,412	15.7
Diane Irvine(9)	11,250	*
Karen Katz(10)	15,000	*
Jack Lazar(11)	38,665	*
Benjamin Lerer(12)	1,291,937	3.3
Dani Reiss(13)	131,787	*
All executive officers and directors as a group (13 individuals)(14)	12,986,956	32.7

*
Represents beneficial ownership of less than 1%.

(1)
Based on a Schedule 13D filed with the SEC on February 20, 2020, consists of 6,222,412 shares of common stock held by New Enterprise Associates 14, L.P., or NEA 14. NEA Partners 14, L.P., or NEA Partners 14, is the general partner of NEA 14 and NEA 14 GP, LTD, or NEA 14 LTD, is the general partner of NEA Partners 14. The directors of NEA 14 LTD are Forest Baskett, Anthony A. Florence, Jr., Patrick J. Kerins, David M. Mott, Scott D. Sandell, and Peter Sonsini, or, together, the NEA 14 Directors. NEA Partners 14, NEA 14 LTD and the NEA 14 Directors may be deemed to share voting and dispositive power with regard to the common stock directly held by NEA 14. The address for each of these entities and individuals is c/o New Enterprise Associates, Inc., 1954 Greenspring Drive, Suite 600, Timonium, Maryland 21093.

(2)
Consists of 2,897,248 shares of common stock held by Red Cart Ventures LLC. Target Corporation, a publicly traded company with securities listed on the NYSE, is the sole member of Red Cart Ventures LLC. The address for each of these entities is 1000 Nicollet Mall, Minneapolis, MN 55403.

(3)
Consists of (i) 10,576 shares of common stock held by Institutional Venture Partners XV Executive Fund, L.P., or IVP Executive Fund, and (ii) 2,405,303 shares of common held by Institutional Venture Partners XV, L.P., or IVP. Institutional Venture Management XV, LLC is the general partner of IVP and IVP Executive Fund. Todd C. Chaffee, Somesh Dash, Norman A. Fogelsong, Stephen J. Harrick, Eric Liaw, Jules A. Maltz, J. Sanford Miller and Dennis B. Phelps are the managing directors of Institutional Venture Management XV, LLC and may be deemed to share voting and dispositive power over the shares held by IVP and IVP Executive Fund. The address for these entities and individuals is c/o Institutional Venture Partners, 3000 Sand Hill Road, Building 2, Suite 250, Menlo Park, California 94025.

(4)
Consists of (i) 1,356,641 shares of common stock held by Mr. Sherwin, (ii) 310,458 shares of common stock held in various trusts for which Mr. Sherwin is the trustee and (iii) 300,000 shares of common stock held by Buddha Holdings LLC. Mr. Sherwin is the Investment Manager of Miracle Club Trust, which is the sole member of Buddha Holdings LLC.

(5)
Consists of (i) 1,295,791 shares of common stock held by Mr. Krim, (ii) 853,432 shares of common stock held in various trusts for which Mr. Krim is the trustee and (iii) 253,125 shares of common stock subject to options held by Mr. Krim that are exercisable within 60 days of February 28, 2020.

(6)
None of the shares of common stock subject to options held by Ms. Arel are exercisable within 60 days of February 28, 2020.

(7)
Consists of (i) 992,239 shares of common stock held by Mr. Parikh, (ii) 276,141 shares of common stock held in various trusts for which Mr. Parikh is the trustee, (iii) 126,562 shares of common stock subject to options held by Mr. Parikh that are exercisable within 60 days of February 28, 2020, (iv) 300,000 shares of common stock held by ABE Holdings, LLC and (v) 270,000 shares of common stock held by Miesau Trust, LLC. Mr. Parikh is the Investment Advisor of both ABE Trust and Miesau Trust, which are the sole members of ABE Holdings, LLC and Miesau Trust, LLC, respectively. Mr. Parikh may be deemed to hold sole voting and dispositive power over the shares held by ABE Holdings, LLC and Miesau Trust, LLC.

(8)
Consists of the NEA 14 shares identified in footnote (1) above. Mr. Florence is a NEA 14 Director, and therefore may be deemed to have shared voting power with respect to these shares.

(9)
Consists of 11,250 shares of common stock subject to options held by Ms. Irvine that are exercisable within 60 days of February 28, 2020.

(10)
Consists of 15,000 shares of common stock subject to options held by Ms. Katz that are exercisable within 60 days of February 28, 2020.

(11)
Consists of (i) 16,666 shares of common stock held by Mr. Lazar and (ii) 21,999 shares of common stock subject to options held by Mr. Lazar that are exercisable within 60 days of February 28, 2020.

(12)
Consists of (i) 159,892 shares of common stock held by Lerer Hippeau Ventures CS, LLC, or Lerer CS, (ii) 929,439 shares of common stock held by Lerer Ventures III, LP, or LV III, (iii) 73,403 shares of common stock held by Lerer Ventures III-A, LLC, or LV III-A, (iv) 56,773 shares of common stock held by Lerer Ventures III-B, LP, or LV III-B and, together with LV III and LV III-A, the LV III entities, and (v) 72,430 shares of common stock held by Lerer Hippeau Ventures Select Fund, LP., or Lerer Select Fund, and together with Lerer CS and the LV III entities, the Lerer Hippeau entities. Lerer Hippeau Ventures CS Manager LLC is the manager of Lerer CS. Lerer Ventures III GP, LLC is the general partner of each of the LV III entities. Lerer Hippeau Ventures Select Fund GP, LLC is the general partner of Lerer Select Fund. Mr. Lerer is a managing partner of Lerer Hippeau, a manager of Lerer Hippeau Ventures CS Manager LLC, a manager of Lerer Ventures III GP, LLC, a managing member of Lerer Hippeau Ventures Select Fund GP, LLC and may be deemed to share voting and dispositive power over the shares held by the Lerer Hippeau entities. The address for these entities and individuals is c/o 100 Crosby Street, New York, New York 10012.

(13)
Consists of (i) 41,250 shares of common stock subject to options held by Mr. Reiss that are exercisable within 60 days of February 28, 2020 and (ii) 90,537 shares of common stock held of record by DTR LLC. Mr. Reiss indirectly controls DTR LLC and therefore may be deemed to hold voting and dispositive power with respect to these shares.

(14)
Consists of (i) 12,007,619 shares of common stock held by all our current directors and executive officers as a group, and (ii) 979,337 shares of common stock subject to options held by all our current directors and executive officers as a group that are exercisable within 60 days of February 28, 2020.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements, discussed in the section "Executive Compensation," the following are certain transactions, arrangements and relationships with our directors, executive officers and stockholders owning 5% or more of our outstanding common stock.

Equity Financings

Series D Preferred Stock Financing

        From February 2019 through April 2019, we sold an aggregate of 720,063 shares of our Series D preferred stock to related persons at a purchase price of $31.24715 per share. The following table summarizes purchases of our Series D preferred stock by such persons:

Stockholder	Shares of Series D Preferred Stock	Total Purchase Price
New Enterprise Associates 14, L.P.(1)	240,021	$7,499,972
Red Cart Ventures LLC(2)	160,014	4,999,981
IVP Entities(3)	128,012	4,000,010
Norwest Venture Partners XII, L.P.(4)	112,010	3,499,993
DTR LLC(5)	80,006	2,499,959

(1)
Entities affiliated with NEA currently hold more than 5% of our outstanding common stock. Anthony Florence, a member of our board of directors, is a General Partner of NEA.

(2)
Red Cart Ventures LLC currently holds more than 5% of our outstanding common stock.

(3)
IVP Entities currently hold more than 5% of our outstanding common stock.

(4)
Norwest currently holds more than 5% of our outstanding common stock.

(5)
Dani Reiss, a member of our board of directors, is Chief Executive Officer of DTR LLC.

Initial Public Offering

        On February 10, 2020, in connection with our initial public offering, we issued and sold 1,683,332 shares of our common stock to related persons at a price of $12.00 per share. The following table summarizes purchases of our common stock by such persons:

Stockholder	Shares of Common Stock	Total Purchase Price
New Enterprise Associates 14, L.P.(1)	1,250,000	$15,000,000
IVP Entities(2)	416,666	4,999,992
Jack Lazar(3)	16,666	199,992

(1)
Entities affiliated with NEA currently hold more than 5% of our outstanding common stock. Anthony Florence, a member of our board of directors, is a General Partner of NEA.

(2)
IVP Entities currently hold more than 5% of our outstanding common stock.

(3)
Jack Lazar is a member of our board of directors.

Investors' Rights Agreement

        We are party to an Amended and Restated Investors' Rights Agreement, or IRA, dated as of February 4, 2019, which provides, among other things, that certain holders of our capital stock, including entities affiliated with Red Cart Ventures LLC, IVP, NEA, Norwest, DTR LLC and Lerer Hippeau Ventures have the right to demand that we file a registration statement or request that their shares of our capital stock be covered by a registration statement that we are otherwise filing. Anthony Florence, Dani Reiss and Benjamin Lerer, members of our board of directors, are affiliated with NEA, DTR LLC and Lerer Hippeau Ventures, respectively. Philip Krim, Neil Parikh, two of our executive officers and members of our board of directors, and Jeffrey Chapin, one of our executive officers, and certain entities affiliated with them are also party to the IRA.

Right of First Refusal

        Pursuant to certain of our equity compensation plans and certain agreements with our stockholders, including an amended and restated right of first refusal and co-sale agreement, dated as of February 4, 2019, we or our assignees had a right to purchase shares of our capital stock which stockholders propose to sell to other parties. This right terminated upon completion of our initial public offering. Philip Krim, Neil Parikh, two of our executive officers and members of our board of directors, and Jeffrey Chapin, one of our executive officers, and certain entities affiliated with them were party to the right of first refusal and co-sale agreement. Entities affiliated with Red Cart Ventures LLC, IVP, NEA, Norwest, DTR LLC and Lerer Hippeau Ventures were also party to the right of first refusal and co-sale agreement. Anthony Florence, Dani Reiss and Benjamin Lerer, members of our board of directors, are affiliated with NEA, DTR LLC and Lerer Hippeau Ventures, respectively.

Voting Agreement

        We were party to an amended and restated voting agreement, dated as of February 4, 2019, under which certain holders of our capital stock, including entities affiliated with Red Cart Ventures LLC, IVP, NEA, Norwest, DTR LLC and Lerer Hippeau Ventures agreed to vote their shares of our capital stock on certain matters, including with respect to the election of directors. Anthony Florence, Dani Reiss and Benjamin Lerer, members of our board of directors, are affiliated with NEA, DTR LLC and Lerer Hippeau Ventures, respectively. Philip Krim, Neil Parikh, two of our executive officers and members of our board of directors, and Jeffrey Chapin, one of our executive officers, and certain entities affiliated with them were party to the voting agreement. Upon completion of our initial public offering, the voting agreement terminated and none of our stockholders have any special rights regarding the election or designation of members of our board of directors.

Other Transactions

        We have granted stock options to our executive officers and certain of our directors. See the section titled "Executive Compensation" for a description of these stock options.

        We have entered into certain compensation arrangements with our executive officers and directors in connection with our initial public offering. See "Executive Compensation."

Director and Officer Indemnification and Insurance

        Our Amended Charter and Amended Bylaws provide indemnification and advancement of expenses for our directors and officers to the fullest extent permitted by the DGCL, subject to certain limited exceptions. We have entered into indemnification agreements with each of our directors and executive officers. We have also purchased directors' and officers' liability insurance for each of our directors and executive officers.

Policies and Procedures for Related Person Transactions

        Our board of directors recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests (or the perception thereof). We have a written policy on transactions with related persons that is in conformity with the requirements for issuers having publicly held common stock that is listed on the NYSE. Under the policy, our legal department is primarily responsible for developing and implementing processes and procedures to obtain information regarding related persons with respect to potential related person transactions and then determining, based on the facts and circumstances, whether such potential related person transactions do, in fact, constitute related person transactions requiring compliance with the policy. If our legal department determines that a transaction or relationship is a related person transaction requiring compliance with the policy, our general counsel is required to present to the audit committee all relevant facts and circumstances relating to the related person transaction. Our audit committee must review the relevant facts and circumstances of each related person transaction, including if the transaction is on terms comparable to those that could be obtained in arm's length dealings with an unrelated third party and the extent of the related person's interest in the transaction, take into account the conflicts of interest and corporate opportunity provisions of our code of business conduct and ethics, and either approve or disapprove the related person transaction. If advance audit committee approval of a related person transaction requiring the audit committee's approval is not feasible, then the transaction may be preliminarily entered into by management upon prior approval of the transaction by the chair of the audit committee subject to ratification of the transaction by the audit committee at the audit committee's next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. If a transaction was not initially recognized as a related person, then upon such recognition the transaction will be presented to the audit committee for ratification at the audit committee's next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. Our management will update the audit committee as to any material changes to any approved or ratified related person transaction and will provide a status report at least annually of all then current related person transactions. No director may participate in approval of a related person transaction for which he or she is a related person.

Director Independence

        Our board of directors has undertaken a review of the independence of our directors and considered whether any director has a material relationship with us that could compromise that director's ability to exercise independent judgment in carrying out that director's responsibilities. Our board of directors has affirmatively determined that Mses. Irvine and Katz, and Messrs. Florence, Lazar, Lerer, and Reiss are each an "independent director," as defined under the rules of the NYSE. In making these determinations, our board of directors considered the current and prior relationships that each director has with our Company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each director, and the transactions involving them described above. Mr. Krim is not independent because he is our Chief Executive Officer, and Mr. Parikh is not independent because he is our Chief Strategy Officer.

Item 14.    Principal Accountant Fees and Services.

        The following table summarizes the fees of KPMG LLP, our independent registered public accounting firm, billed to us in each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

Fee Category	2019	2018
Audit Fees	$663.5	$231.5
Audit-Related Fees	1,057.0	—
Tax Fees	85.0	85.0
All Other Fees	3.8	3.8

Total	$1,809.3	$320.3

Audit Fees

        Audit fees consist of fees for the audit of our consolidated financial statements, the review of the unaudited interim financial statements included in our Registration Statement in connection with our initial public offering and other professional services provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

        Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of the registrant's financial statements, including for assurance reporting on our historical financial information included in our Registration Statement in connection with our initial public offering.

Tax Fees

        Tax fees consist of fees for tax compliance services.

All Other Fees

        All other fees consist of subscription fees for an accounting research tool.

Audit Committee Pre-Approval Policy and Procedures

        The Audit Committee has adopted a policy, or the Pre-Approval Policy, that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by the independent auditor may be pre-approved. The Pre-Approval Policy generally provides that we will not engage KPMG LLP to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the Audit Committee, or specific pre-approval, or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy, or general pre-approval. Unless a type of service to be provided by KPMG LLP has received general pre-approval under the Pre-Approval Policy, it requires specific pre-approval by the Audit Committee or by a designated member of the Audit Committee to whom the committee has delegated the authority to grant pre-approvals. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval. For both types of pre-approval, the Audit Committee will consider whether such services are consistent with the SEC's rules on auditor independence. The Audit Committee will also consider whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company's business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company's ability to manage or control risk or improve audit quality. All such factors will be considered as a whole, and no one factor should necessarily be determinative. The Audit Committee may revise the list of general pre-approved services from time to time, based on subsequent determinations.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        (a)(1) Financial Statements.

        The following documents are included on pages F-1 through F-34 attached hereto and are filed as part of this Annual Report on Form 10-K.

        (a)(2) Financial Statement Schedules.

        All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

        (a)(3) Exhibits.

        The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	S-8	333-236377	4.1	2/11/20
3.2	Amended and Restated Bylaws	S-8	333-236377	4.2	2/11/20
4.1	Specimen Stock Certificate evidencing the shares of common stock.	S-1/A	333-235874	4.1	1/27/20
4.2	Amended and Restated Investors' Rights Agreement, dated as of February 4, 2019, by and among Casper Sleep Inc. and certain holders of its capital stock	S-1	333-235874	4.2	1/10/20
4.3	Description of Capital Stock					*
10.1	Loan and Security Agreement, dated as of April 27, 2016, by and among Pacific Western Bank, Casper Sleep Inc. and Casper Science LLC	S-1	333-235874	10.1	1/10/20

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.2		First Amendment to Loan and Security Agreement, dated as of November 20, 2017, by and among Pacific Western Bank, Casper Sleep Inc. and Casper Science LLC	S-1	333-235874	10.2	1/10/20
10.3		Second Amendment to Loan and Security Agreement, dated as of August 14, 2018, by and among Pacific Western Bank, Casper Sleep Inc. and Casper Science LLC	S-1	333-235874	10.3	1/10/20
10.4		Third Amendment to Loan and Security Agreement, dated as of December 12, 2018, by and among Pacific Western Bank, Casper Sleep Inc. and Casper Science LLC	S-1	333-235874	10.4	1/10/20
10.5		Fourth Amendment to Loan and Security Agreement, dated as of March 1, 2019, by and among Pacific Western Bank, Casper Sleep Inc., Casper Science LLC and Casper Sleep Retail LLC	S-1	333-235874	10.5	1/10/20
10.6		Fifth Amendment to Loan and Security Agreement, dated as of September 1, 2019, by and among Pacific Western Bank, Casper Sleep Inc., Casper Science LLC and Casper Sleep Retail LLC	S-1	333-235874	10.6	1/10/20
10.7		Plain English Growth Capital Loan and Security Agreement, dated as of March 1, 2019, by and among TriplePoint Venture Growth BDC Corp., TriplePoint Capital LLC, Casper Sleep Inc., Casper Sleep Retail LLC and Casper Science LLC	S-1	333-235874	10.7	1/10/20
10.8	†	Casper Sleep Inc. 2014 Equity Incentive Plan and form of option agreement	S-1	333-235874	10.8	1/10/20
10.9	†	Casper Sleep Inc. 2015 Equity Incentive Plan and form of option agreement	S-1	333-235874	10.9	1/10/20
10.10	†	Casper Sleep Inc. 2020 Equity Incentive Plan	S-8	333-236377	4.3	2/11/20
10.11	†	Casper Sleep Inc. 2020 Employee Stock Purchase Plan	S-8	333-236377	4.4	2/11/20
10.12	†	2019 Annual Bonus Plan	S-1	333-235874	10.12	1/10/20
10.13	†	Offer Letter between Casper Sleep Inc. and Emilie Arel, dated June 4, 2019	S-1	333-235874	10.13	1/10/20
10.14	†	Form of Executive Severance and Change in Control Agreement	S-1	333-235874	10.14	1/10/20

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.15	†	Casper Sleep Inc. Non-Employee Director Compensation Policy	S-1	333-235874	10.15	1/10/20
10.16	†	Form of Indemnification Agreement between Casper Sleep Inc. and its directors and officers	S-1	333-235874	10.16	1/10/20
10.17	†	Employment Agreement between Casper Sleep Inc. and Philip Krim	S-1/A	333-235874	10.17	1/27/20
10.18	†	Form of 2020 Stock Option Agreement					*
10.19	†	Form of 2020 RSU Agreement					*
21.1		List of Subsidiaries of Casper Sleep Inc.	S-1	333-235874	21.1	1/10/20
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm					*
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1		Section 1350 Certification of Chief Executive Officer					**
32.2		Section 1350 Certification of Chief Financial Officer					**

*
Filed herewith.

**
Furnished herewith.

†
Indicates management contract or compensatory plan.

Item 16.    Form 10-K Summary.

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASPER SLEEP INC.
Date: March 19, 2020	By:	/s/ PHILIP KRIM Philip Krim Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ PHILIP KRIM Philip Krim	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 19, 2020
/s/ GREGORY MACFARLANE Gregory Macfarlane	Chief Financial Officer and Chief Operating Officer (principal financial and accounting officer)	March 19, 2020
/s/ NEIL PARIKH Neil Parikh	Director	March 19, 2020
/s/ ANTHONY FLORENCE Anthony Florence	Director	March 19, 2020
/s/ DIANE IRVINE Diane Irvine	Director	March 19, 2020
/s/ KAREN KATZ Karen Katz	Director	March 19, 2020
/s/ JACK LAZAR Jack Lazar	Director	Marhc 19, 2020

Name	Title	Date

/s/ BENJAMIN LERER Benjamin Lerer	Director	March 19, 2020
/s/ DANI REISS Dani Reiss	Director	March 19, 2020

Casper Sleep Inc. and Subsidiaries

Consolidated Financial Statements

as of and for the years ended December 31, 2019, 2018 and 2017

Casper Sleep Inc. and Subsidiaries

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Casper Sleep Inc.:

Opinion on the Consolidated Financial Statements

        We have audited the accompanying consolidated balance sheets of Casper Sleep Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

        These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company's auditor since 2016.

New York, NY
March 19, 2020

Casper Sleep Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

	As of December 31,
Assets	2019	2018
Current assets:
Cash and cash equivalents	$67,407	$26,880
Restricted cash	171	1,475
Accounts receivable	31,059	23,106
Prepaid expenses and other current assets	23,924	7,739
Inventory, net	39,358	32,703

Total current assets	161,919	91,903
Property and equipment, net	66,262	18,812
Other assets	2,137	5,823

Total assets	$230,318	$116,538

Liabilities, Convertible Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable	30,734	27,704
Accrued expenses	73,130	37,358
Deferred revenue	9,673	8,822
Other current liabilities	34,422	26,855

Total current liabilities	147,959	100,739
Other liabilities	69,492	886

Total liabilities	217,451	101,625

Convertible preferred stock, $0.000001 par value—19,213 and 16,524 shares authorized; 19,181 and 16,524 issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	319,961	238,802
Stockholders' deficit:
Convertible Class A Common stock, $0.000001 par value—19,044 and 19,920 shares authorized; 9,191 and 9,110 issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	—	—
Class B Common stock, $0.000001 par value—37,000 and 34,475 shares authorized; 1,466 and 1,288 issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	18,097	8,750
Accumulated other comprehensive (loss) income	69	(419)
Accumulated deficit	(325,260)	(232,220)

Total stockholders' deficit	(307,094)	(223,889)

Total liabilities, convertible preferred stock and stockholders' deficit	$230,318	$116,538

See accompanying notes to consolidated financial statements.

Casper Sleep Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue, net	$439,258	$357,891	$250,909
Cost of goods sold	223,847	200,139	134,038

Gross profit	215,411	157,752	116,871
Operating expenses
Sales and marketing expenses	154,589	126,189	106,809
General and administrative expense	149,568	123,523	81,323

Total operating expenses	304,157	249,712	188,132

Loss from operations	(88,746)	(91,960)	(71,261)

Other (income) expense
Interest (income) expense	3,188	(248)	(307)
Other expense, net	1,019	341	2,415

Total other expenses, net	4,207	93	2,108

Loss before income taxes	(92,953)	(92,053)	(73,369)
Income tax expense	87	39	23

Net loss	(93,040)	(92,092)	(73,392)
Other comprehensive income (loss)
Currency translation adjustment	488	(1,077)	279

Total comprehensive loss	$(92,552)	$(93,169)	$(73,113)

Net loss per share attributable to common stockholders, basic and diluted	(8.86)	(8.91)	(7.22)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	10,501	10,336	10,164

See accompanying notes to consolidated financial statements.

Casper Sleep Inc. and Subsidiaries

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Deficit

(In thousands, except share and per share amounts)

	Convertible Preferred Stock										Casper Sleep Inc, Stockholders

	Series seed preferred stock		Series A preferred stock		Series B preferred stock		Series C preferred stock		Series D preferred stock		Class A common stock		Class B common stock
																Accumulated other comprehensive (loss) income
															Additional paid-in capital		Accumulated deficit	Total stockholders' deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at January 1, 2017	3,951,636	$1,826	4,753,421	$12,983	2,378,594	$54,895	—	$—	—	$—	9,074,954	$—	1,023,514	$—	$1,140	$379	$(66,736)	$(65,217)
Exercise of vested employee stock options	—	—	—	—	—	—	—	—	—	—	150,144	—	3,215	—	196	—	—	196
Common stock conversion	—	—	—	—	—	—		—	—	—	(235,800)	—	235,800	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,423	—	—	1,423
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	279	—	279
Series C funding	—	—	—	—	—	—	5,440,496	169,098	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(73,392)	(73,392)

Balance at December 31, 2017	3,951,636	$1,826	4,753,421	$12,983	2,378,594	$54,895	5,440,496	$169,098	—	$—	8,989,298	$—	1,262,529	$—	$2,759	$658	$(140,128)	$(136,711)

Exercise of vested employee stock options	—	—	—	—	—	—	—	—	—	—	121,061	—	25,183	—	275	—	—	275
Common Stock Transfer
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	5,716	—	—	5,716
Other comprehensive (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,077)	—	(1,077)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(92,092)	(92,092)

Balance at December 31, 2018	3,951,636	$1,826	4,753,421	$12,983	2,378,594	$54,895	5,440,496	$169,098	—	$—	9,110,359	$—	1,287,712	$—	$8,750	$(419)	$(232,220)	$(223,889)

Exercise of vested employee stock options	—	—	—	—	—	—	—	—	—	—	80,499	—	178,366	—	1,414	—	—	1,414
Common stock conversion	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,933	—	—	7,933
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	488	—	488
Series D funding	—	—	—	—	—	—	—	—	2,688,765	81,159	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(93,040)	(93,040)

Balance at December 31, 2019	3,951,636	$1,826	4,753,421	$12,983	2,378,594	$54,895	5,440,496	$169,098	2,688,765	$81,159	9,190,858	$—	1,466,078	$—	$18,097	$69	$(325,260)	$(307,094)

See accompanying notes to consolidated financial statements.

Casper Sleep Inc. and Subsidiaries

Consolidated Statement of Cash Flows

(In thousands, except per share amounts)

	Year ended December 31,
	2019	2018	2017
Cash flows used in operating activities:
Net loss	$(93,040)	$(92,092)	$(73,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,753	3,426	1,675
Stock based compensation expense	7,933	5,716	1,423
Other	5,938	(118)	497
Changes in assets and liabilities:
Accounts receivable	(7,953)	(10,450)	(8,127)
Prepaid expenses and other current assets	(16,185)	880	(3,413)
Inventory, net	(6,655)	(8,688)	(15,333)
Other assets	(314)	1,860	(2,770)
Accounts payable	2,842	10,205	2,663
Accrued expenses	35,772	8,378	6,386
Deferred revenue	851	6,438	(98)
Other liabilities	18,730	2,190	6,474

Net cash used in operating activities	(44,328)	(72,255)	(84,015)
Cash flows used in investing activities:
Purchases of property and equipment	(54,813)	(13,035)	(5,085)
Note receivable	4,000	1,000	(5,000)

Net cash used in investing activities	(50,813)	(12,035)	(10,085)
Cash flows from financing activities:
Exercise of stock options	1,414	275	196
Proceeds from Fundraising	81,159	—	169,098
Proceeds from borrowings	54,225	15,000	—
Repayment on borrowings	(2,922)	(435)	—

Net cash provided by financing activities	133,876	14,840	169,294
Effect of exchange rate changes	488	(1,077)	279

Net change in cash and cash equivalents	39,223	(70,527)	75,473
Cash, cash equivalents and restricted cash at beginning of period	28,355	98,882	23,409

Cash, cash equivalents and restricted cash at end of the period	$67,578	$28,355	$98,882

Supplemental reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets.
Cash and cash equivalents	67,407	26,880	97,482
Restricted cash	171	1,475	1,400

Total cash, cash equivalents and restricted cash	$67,578	$28,355	$98,882
Supplemental disclosure of cash paid for:
Interest paid	(2,578)	(182)	—

(1)
Purchases of property and equipment is net of fixed assets purchases that are included in accounts payable amounting to $475 at December 31, 2019, $287 at December 31, 2018 and $0 at December 31, 2017.

See accompanying notes to consolidated financial statements.

CASPER SLEEP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(1) Description of Business

        Casper Sleep Inc. and its subsidiaries (the "Company" or "Casper") design and sell premium sleep products including mattresses, pillows, sheets, and other sleep-centric products to end consumers. The Company's head office is located at 175 Greenwich Street, 3 World Trade Center, New York, NY, and the Company has additional office locations in Berlin, Germany, and San Francisco, CA, as well as retail locations and pop-up stores throughout the United States ("U.S.") and Canada.

        The Company comprises Casper Sleep Inc. and its wholly-owned subsidiaries, Casper Science LLC, Casper Sleep Retail LLC, and Casper Sleep Limited ("Casper UK Holdco"). Casper UK Holdco wholly-owns Casper Sleep GmbH, Casper Sleep (UK) Limited, and Casper Sleep SAS.

(2) Basis of Presentation

        The Company presents its financial statements on a consolidated basis of all its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. All figures expressed, except share amounts, are represented in U.S. dollars in thousands.

(3) Use of Estimates

        The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets; the valuation of deferred income tax assets, the valuation of stock-based compensation and warrants, the product returns reserve, and the inventory obsolescence reserve.

(4) Summary of Significant Accounting Policies

Segment Information

        The Company operates in one operating segment within the United States, Canada and Europe, providing sleep products to consumers through various sales channels. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker ("CODM"). The Company's CODM is its CEO and CFO/COO. The role of the CODM is to make decisions about allocating resources and assessing performance. The Company's business operates in one operating segment as all of the Company's sales channels are complimentary and are analyzed in an identical way, with the CODM evaluating the Company's financial information, resources and performance of these resources on a consolidated basis. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.

(a)   Cash and Cash Equivalents

        The Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents.

CASPER SLEEP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

(4) Summary of Significant Accounting Policies (Continued)

(b)   Restricted Cash

        Restricted cash represents cash balances held in segregated accounts used for collateralizing letters of credit for the Company's line of credit with its bank.

(c)   Accounts Receivable

        Accounts receivable is composed primarily of amounts due from retail partnerships of $25,262 and $13,902, from financial institutions related to credit card sales amounting to $5,797 and $5,293, and other receivables of $0 and $3,911 as of December 31, 2019 and 2018 respectively. If the Company had accounts receivable deemed uncollectable, the Company would create a specific reserve based on those orders. As of December 31, 2019, the Company does not maintain an allowance for doubtful accounts as most receivables come from trusted retail partnerships that to date have no overdue accounts, or from credit card processors, from which funds are typically collected within two to four days.

(d)   Inventory, net

        Inventory, net primarily consist of merchandise purchased for resale, as well as costs to deliver merchandise to Casper's logistics providers and retail stores. The Company's inventory, net is stated using weighted average costing. The Company performs an analysis to determine whether it is appropriate or not to maintain a reserve for excess and obsolete inventory. The reserve is based on historical experience related to the disposal of identified inventory. Obsolete inventory is defined as inventory held in excess of two years. Most of Casper's inventory is just-in-time and most products have been recently introduced and in existence for less than two years. Additionally, the Company performs a review of all on hand inventory to determine if any items are deemed obsolete based on specific facts and circumstances.

        Storage costs, indirect administrative overhead and certain selling costs related to inventories are expensed in the period incurred.

        Inventory, net consists of the following:

	December 31, 2019	December 31, 2018
Raw materials	$680	$1,476
Finished goods	32,945	26,227
Inventory in transit	5,733	5,000

Total inventory	$39,358	32,703

        Raw materials consist of boxes, replacement parts and components used in the creation of products. Finished goods is comprised of completed goods including mattresses, pillows, sheets, dog beds, and furniture.

        Inventory in transit is either purchased inventory coming from overseas or inventory being transferred between warehouses or from warehouse to retail location, both permanent and pop-up.

CASPER SLEEP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

(4) Summary of Significant Accounting Policies (Continued)

        The Company writes down inventory as a result of excess and obsolete inventories, or when it believes that the net realizable value of inventories is less than the carrying value, in accordance with ASU 2015-11, Simplifying the Measurement of Inventory, which was adopted in 2016.

(e)   Revenue Recognition

        Revenue transactions associated with the sale of goods and services comprise a single performance obligation, which consists of the sale of products to customers either to the Company's retail partners or through its direct-to-consumer ("DTC") channels. Revenue is recognized when performance obligations are satisfied through the transfer of control of promised goods to the customers, based on the terms of sale. The transfer of control typically occurs at a point in time based on consideration of when the customer has an obligation to pay for the goods, and physical possession of, legal title to, and the risks and rewards of ownership of the goods has been transferred, and the customer has accepted the goods. Revenue from retail partnership transactions is generally recognized at the time products are shipped based on contractual terms with the customer. Revenue from our DTC channel is generally recognized at the point of sale in our retail stores and at the estimated time of delivery for e-commerce transactions.

        Revenue is recognized net of estimates of variable consideration, including product returns, customer discounts and allowances. Casper determines these estimates based on contract terms, evaluations of historical experience, anticipated trends, and other factors. The actual amount of customer returns and customer allowances, which is inherently uncertain, may differ from our estimates.

        The duration of contractual arrangements with our customers is typically less than one year. Payment terms with retail partners vary depending on creditworthiness and other considerations, with the most common being net 30 days. Payment is due at the time of sale for DTC transactions.

        We have elected to account for shipping and handling as fulfillment activities, and not as separate performance obligations. Shipping and handling fees billed to customers are included in net sales. All shipping and handling activity costs are recognized as costs of goods sold at the time the related revenue is recognized. Sales taxes collected from customers and remitted directly to government authorities are excluded from net sales and cost of goods sold.

        Revenue, net is comprised of global sales through our DTC channels and our retail partnerships. Sales revenue, net reflects the impact of product returns as well as discounts for certain sales programs and promotions.

        Promotions are occasionally offered, primarily in the form of discounts, and are recorded as a reduction of gross revenue at the date of revenue recognition. We typically accept sales returns during a 30 or 100-night trial period, depending on the product, with our mattresses having a 100-night trial period. A sales return accrual is estimated based on historical return rates and is then adjusted for any current trends as appropriate. Returns are netted against the sales allowance reserve for the period. Sales are recognized as deferred revenue at the point of sale and are recognized as revenue upon the delivery to the consumer. Revenue through our DTC channels is recognized upon in-store or home delivery to the consumer, as applicable, and retail partnership revenue is recognized upon the transfer of control, on a per contract basis.

CASPER SLEEP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

(4) Summary of Significant Accounting Policies (Continued)

        The Company has assessed the impact of ASC 606 on prior period financials and concluded that the impact of adoption was immaterial. Additional disclosures on disaggregation of revenue are presented below.

Disaggregated Revenue Data

        The following table disaggregates our net sales by geography and channel for the periods indicated:

	Year ended December 31
	2019	2018	2017
North America Region	$413,022	$326,842	$230,106
EU Regions	26,236	31,049	20,803

Total	$439,258	$357,891	$250,909
Direct to Consumer	$350,507	$310,167	$218,589
Retail Partnerships	88,751	47,724	32,320

Total	$439,258	$357,891	$250,909

        See Note 15 for discussion of Casper's adoption of Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606").

(f)    Cost of Goods Sold

        Cost of goods sold consists of costs of purchased merchandise, including freight, duty, and nonrefundable taxes incurred in delivering goods and services to customers and distribution centers, packaging and component costs, warehousing and fulfillment costs, damages, and excess and obsolete inventory write-downs.

(g)   Sales and Marketing expenses

        Sales and marketing expenses consist primarily of advertising and marketing promotions of the Company's products as well as sponsorship costs, consulting and contractor expenses. Advertising and other promotional costs are expensed as incurred. Sales and marketing expenses amounted to $154,589, $126,189 and $106,809 for the years ended December 31, 2019, 2018 and 2017, respectively, of which $142,572, $116,801 and $105,200 are advertising expenses for the years ended December 31, 2019, 2018 and 2017, respectively.

(h)   General and Administrative expenses

        General and administrative expenses consist of personnel-related expenses for the finance, legal, human resources and administrative personnel, as well as the costs of professional services, information technology, litigation expenses, other administrative expenses, credit card fees, and depreciation and amortization. Research and development expenses are included within general and administrative and consist primarily of personnel-related expenses, consulting and contractor expenses, tooling, test

CASPER SLEEP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

(4) Summary of Significant Accounting Policies (Continued)

equipment, and prototype materials. Product development costs were $17,148, $12,263 and $6,500 for the years ended December 31, 2019, 2018 and 2017, respectively.

(i)    Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets consist primarily of prepaid media placement for media campaigns that have not yet run, prepaid rent and office related expenses, and other prepaid expenses. In addition, as of December 31, 2019, the Company had tenant allowance receivable of $8,072.

(j)    Stock Based Compensation

        The fair value of stock-based awards granted to employees is measured on the date of grant using the Black-Scholes option pricing model. Compensation cost is recognized on a straight-line basis over the requisite service period. The Company accounts for forfeitures as they occur, rather than estimating expected forfeitures.

        See Note 7 for a complete description of the accounting for stock-based awards. The Company also issues stock-based awards to some of its non-employee consultants. The Company accounts for equity awards to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, which requires the fair value of an award to a non-employee be remeasured at fair value as the award vests. Upon completion of the underlying performance obligation, or the vesting period, these cease to be revalued.

        Stock based compensation cost for the years ended December 31, 2019, 2018 and 2017 amounted $7,933, $5,716 and $1,423, respectively. These amounts include stock-based compensation to employees and non-employees.

(k)   Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation.

        Depreciation expense on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of furniture, fixtures, computers, technology hardware, and vehicles range from 3 to 5 years. The Company's purchased software is amortized over 7 years. Leasehold improvements are depreciated over the shorter of their useful life or the related lease term (without consideration of option renewal terms).

CASPER SLEEP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

(4) Summary of Significant Accounting Policies (Continued)

        Property and equipment consist of the following:

	December 31, 2019	December 31, 2018
Leasehold improvements	$46,370	$9,965
Computer software	1,733	1,657
Furniture and fixtures	21,063	4,267
Computers	3,590	1,328
Vehicles	640	640
Technology hardware	1,545	1,223
Construction in progress	4,658	5,526

Property and equipment, gross	$79,599	24,606
Less: accumulated depreciation	(13,337)	(5,794)

Property and equipment, net	$66,262	$18,812

        Depreciation expense related to property and equipment for the years ended December 31, 2019, 2018 and 2017 was $7,550, $3,426 and $1,675, respectively.

        Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined using various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. No impairment losses were recognized during the years ended December 31, 2019 and 2018.

(l)    Income Taxes

        The Company accounts for income taxes in accordance with ASC Topic 740, "Income Taxes". Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized within the provision for (benefit from) income taxes on the consolidated statement of operations and comprehensive loss in the period that includes the enactment date.

        The Company reduces deferred tax assets, by a valuation allowance if it is more likely than not that the Company will not realize some or all of the deferred tax assets. In making such a determination, the Company considers all available positive and negative evidence, including taxable income in prior carryback years (if carryback is permitted under the relevant tax law), the timing of the reversal of existing taxable temporary differences, tax planning strategies, and projected future taxable income. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely

CASPER SLEEP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

(4) Summary of Significant Accounting Policies (Continued)

than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position.

        The Company recognizes interest and penalties related to uncertain tax positions within the provision for (benefit from) income taxes in the consolidated statements of operations and comprehensive loss.

(m)  Deferred Rent

        Rental payments under operating leases are expensed on a straight-line basis after consideration of rent holidays, tenant allowances, step rent provisions and escalation clauses. Differences between rental expense (recognized from the date of possession) and actual rental payments are recorded as deferred rent. Deferred rent was $6,734 and $802 at December 31, 2019 and 2018, respectively. Deferred rent is presented in other liabilities in the consolidated balance sheet.

(n)   Intangibles

        The Company's intangible assets consist of patents and domain names stated at cost. The stated value of the domain names was $567 as of December 31, 2019 and 2018, respectively. Casper is charged for regular maintenance and upkeep of the domain names which are expensed as incurred. The Company has the option of renewing its rights to its domain names on an annual basis. The Company holds multiple patents which are valued at $370 and $303 for December 31, 2019 and 2018, respectively. For intangible assets whose lives are determined to be indefinite, Casper qualitatively evaluates these for impairment, and no matters have come to the Company's attention that would indicate a significant decrease in the market price of these indefinite-lived intangible assets. Intangibles are presented in other assets in the consolidated balance sheet.

(o)   Other Current Liabilities

        Other current liabilities consist of the following:

	December 31, 2019	December 31, 2018
Product return reserve	$10,610	$8,474
Value added tax	4,042	2,223
Short term debt	15,868	14,565
Other	3,902	1,593

Total Other Current Liabilities	$34,422	26,855

CASPER SLEEP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

(4) Summary of Significant Accounting Policies (Continued)

(p)   Other Liabilities

        Other liabilities consist of the following:

	December 31, 2019	December 31, 2018
Long Term Debt	$49,173	$—
Deferred rent	6,734	853
Tenant allowance	12,881	—
Warrants on debt	666	—
Deferred tax	38	33

Total Other Liabilities	$69,492	886

        See Note 6 for discussion on debt.

(q)   Basic and Diluted Loss per Common Share

        The Company uses the two-class method to compute net loss per common share because the Company has issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings of the Company. These participating securities include shares of each series of the Company's convertible preferred stock, which have non-forfeitable rights to participate in any dividends declared on the Company's common stock. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings.

        Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year's earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses.

        Diluted net income per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the "if-converted" method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period or date of issuance, if later. The Company reports the more dilutive of the approaches (two-class or "if-converted") as its diluted net income per share during the period.

(r)   Foreign Currency

        The functional currency of the Company's international operating subsidiaries is the local currency. The Company translates the financial statements of these subsidiaries to U.S. dollars using month-end

CASPER SLEEP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

(4) Summary of Significant Accounting Policies (Continued)

rates of exchange for assets and liabilities, and average rates for the annual period are derived from month-end spot rates for revenues, costs and expenses. The Company records translation gains and losses in accumulated other comprehensive loss as a component of stockholders' deficit. Foreign currency transaction gains and losses are included in net loss for the period.

(s)   Convertible Preferred Stock

        The Company has determined that its convertible preferred stock is contingently redeemable due to the existence of deemed liquidation provisions contained in its certificate of incorporation, and therefore classifies its convertible preferred stock outside of permanent equity on the consolidated balance sheets. The Company initially recorded each series of preferred stock at its respective issuance date fair value, net of issuance costs. Since the occurrence of a deemed liquidation event has not been probable historically, the Company has not adjusted the carrying values of the preferred stock to the liquidation values. Subsequent adjustments to increase the carrying values to the liquidation values will be made only if and when it becomes probable that such a deemed liquidation event will occur. Upon an IPO, the outstanding convertible preferred stock will automatically convert into common stock.

(t)    Correction of an Immaterial Misstatement

        As disclosed in our 2018 audited financial statements, during the second quarter of 2019, the Company identified certain accrued liabilities recorded as of December 31, 2018 totaling $6,169 that were in excess of our actual liabilities. As a result, sales and marketing expenses were overstated by $3,259, general and administrative expenses were overstated by $3,407, cost of goods sold was overstated by $6, and net loss and accumulated deficit were overstated by $6,677 as of and for the year ended December 31, 2018.

        Based on an analysis of Accounting Standards Codification ("ASC") 250—"Accounting Changes and Error Corrections" ("ASC 250"), Staff Accounting Bulletin 99—"Materiality" ("SAB 99") and Staff Accounting Bulletin 108—"Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"), the Company determined that these errors were immaterial to the previously-issued consolidated financial statements for the year ended December 31, 2018, and as such no restatement was necessary.

CASPER SLEEP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

(4) Summary of Significant Accounting Policies (Continued)

        The effect on these revisions on the Company's consolidated financial statements as of December 31, 2018 is as follows:

Financial Statement Caption	As previously reported at December 31, 2018	Adjustment (Debit)/Credit	As revised at December 31, 2018
Cost of goods sold	$200,145	$6	$200,139
Sales and marketing expense	129,448	3,259	126,189
General and administrative expense	126,930	3,407	123,523
Total operating expense	256,378	6,666	249,712
Loss from operations	(98,632)	(6,672)	(91,960)
Net loss	(98,769)	(6,677)	(92,092)
Total comprehensive loss	(99,846)	(6,677)	(93,169)
Total current assets	91,913	10	91,903
Property and equipment, net	18,294	(518)	18,812
Total assets	116,030	(508)	116,538
Accrued expenses	43,527	(6,169)	37,358
Total current liabilities	106,908	(6,169)	100,739
Total liabilities	107,794	(6,169)	101,625
Accumulated deficit	(238,897)	6,677	(232,220)

(5) Fair Value of Financial Instruments

        The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

  •
  Level 1 inputs are based on quoted prices in active markets for identical assets or liabilities.

  •
  Level 2 inputs are based on observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

  •
  Level 3 inputs are based on unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities, and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability.

        The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company's investments in certain money market funds is their face value. Such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets.

        At December 31, 2019, the Company's valuation of outstanding warrants was measured using a Black-Scholes option pricing model and considered Level 2 inputs. See Note 14, Warrants for further discussion of the Company's outstanding warrants and assumptions utilized.

CASPER SLEEP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

(5) Fair Value of Financial Instruments (Continued)

        The following summarizes assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of December 31, 2019 and 2018:

	Fair Value		Cash and Cash Equivalents
	as of December 31, 2019	as of December 31, 2018	as of December 31, 2019	as of December 31, 2018
Assets
Cash	$22,280	12,291	$22,280	12,291
Level 1:
Money market funds	45,127	14,589	45,127	14,589

Cash and cash equivalents	67,407	26,880	$67,407	26,880

Restricted cash	171	1,475	171	1,475

Liabilities
Level 2:
Preferred stock warrant liabilities	(666)	—	—	—

Total	$66,912	28,355	$67,578	28,355

        As of December 31, 2019, and 2018, the Company had money market accounts of $45,127 and $14,589, respectively. The money market accounts are presented at fair market value based on quoted market prices and are classified within Level 1.

(6) Debt

Senior Secured Facility

        On April 27, 2016, the Company entered into a Loan and Security agreement ("Senior Secured Facility" or "Revolving Line" described below) with Pacific Western Bank that provides for a $15,000 revolving credit line ("Revolving Line"). No significant debt issuance costs were incurred as part of the transaction. The Company is obligated to pay ongoing commitment fees equal to $9 annually. On November 20, 2017, Casper amended this line of credit to raise the borrowing limit to $30,000. On August 14, 2018, the agreement was amended to modify reporting covenants. On December 12, 2018, the agreement was modified to increase the ancillary services sublimit from $4,000 to $10,000. On March 1, 2019, the agreement was amended to modify the borrowing limit to $25,000 as well as other covenants. On September 1, 2019, the agreement was amended to extend the maturity date of the revolving line to September 1, 2020, increase the amount of allowable capital expenditures from $39,000 to $55,000, and increase the borrowing base percentage from 150% to 300% of the most recent average trailing three month gross profit.

        Subject to certain terms of the loan agreement, the Company may borrow, prepay and reborrow amounts under the Revolving Line at any time during the agreement and amounts repaid or prepaid may be reborrowed. Interest rates on borrowings under the Revolving Line will be based on the greater of the prime rate or three and a half percent (3.5%). The prime rate is defined as the rate of interest announced by the bank.

CASPER SLEEP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

(6) Debt (Continued)

        The Credit Agreement contains certain customary financial, affirmative, and negative covenants, including a minimum net revenue, a minimum cash balance to be held at Pacific Western Bank, a limit on the Company's ability to incur additional indebtedness, dispose of assets, make certain acquisition transactions, pay dividends or make distributions, and certain other restrictions on the Company's activities each defined specifically in the agreement. Casper is in compliance with all terms and covenants in the Credit Agreement as of December 31, 2019.

        The Company drew down $15,000 of the Revolving Line on October 10, 2018 and repaid $435 in December 2018. In the twelve months ended December 31, 2019, the Company repaid $2,922 and redrew $4,225 under the Revolving Line. The outstanding balance of the Revolving Line was $15,868 as of December 31, 2019. During the twelve months ended December 31, 2019, interest expense incurred on the Revolving Line was $762, of which $65 is unpaid and included in accrued expenses on the consolidated balance sheets.

Subordinated Facility

        On March 1, 2019, Casper Sleep Inc., Casper Science LLC and Casper Sleep Retail LLC entered into a growth capital loan and security facility agreement with TriplePoint Venture Growth BDC Corp., as lender and collateral agent, and TriplePoint Capital LLC, as lender (or, together with TriplePoint Venture Growth BDC Corp., TriplePoint), which provided for a $50,000 growth capital loan facility (the "Subordinated Facility"). The Subordinated Facility allows for expansion up to an additional $50,000 upon request and approval following full utilization of the initial loan, and has a maturity, at our option, of up to five years.

        Borrowings under the Subordinated Facility accrue interest at the prime rate (which, as defined in the Subordinated Facility, shall be as published in the Wall Street Journal with a floor of 5.25%) plus an applicable margin set forth in the table of terms. The table of terms sets forth 18 options that range on term, amortization, interest rate and other features that can range from an annual interest rate of the prime rate plus 0.0% margin for a three month interest only term and up to a prime plus 7.25% margin for 48 months interest only term. End of term payments range from 0.25% of each advance for a three-month term up to 8.25% for each advance with a 48 month repayment option. The Subordinated Facility also has a 1.25% one-time facility fee for the committed amount, which is initially $50,000.

        The Subordinated Facility contains certain affirmative and negative covenants, including, among others, restrictions on liens, indebtedness, mergers or acquisitions, investments, dividends or distributions, fundamental changes and affiliate transactions.

        On August 9, 2019, Casper drew down a $25,000 forty-eight month interest only loan with an interest rate of prime plus 7.25%. The end of term payment is 7.50% of the drawn down amount. As of December 31, 2019, Casper was in compliance with all covenants under, the Subordinated Facility and the outstanding balance of the loan was $25,000. During the year ended December 31, 2019, interest expense incurred on the loan was $1,539.

        On November 1, 2019, Casper drew down a $25,000 thirty-six month interest only loan with an interest rate of prime plus 6.0%. The end of term payment is 6.25% of the drawn down amount. As of December 31, 2019, Casper was in compliance with all covenants under, the Subordinated Facility and

CASPER SLEEP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

(6) Debt (Continued)

the outstanding balance of the loan was $25,000. During the year ended December 31, 2019, interest expense incurred on the loan was $596.

        See Note 14 for additional information on warrants issued in conjunction with the subordinated facility.

(7) Stock Based Compensation

2014 Equity Incentive Plan

        The Company's 2014 Equity Incentive Plan (the "2014 Plan"), as amended on July 31, 2014, allowed for the issuance of up to 2,194,449 shares of common stock. Awards granted under the 2014 Plan may be incentive stock options ("ISOs"), nonqualified stock options ("NSOs"), restricted stock or restricted stock units ("RSUs"). The 2014 Plan was administered by the Board of Directors, which determines the terms of the awards granted, the exercise price, the number of shares subject to the award and the award vesting period. No ISO or NSO is exercisable after 10 years from the date of grant, and option awards typically vest over a four-year period.

2015 Equity Incentive Plan

        The Company's 2015 Equity Incentive Plan (the "2015 Plan"), allows for the issuance of up to 1,535,984 shares of common stock. Awards granted under the 2015 Plan may be incentive stock options ("ISOs"), nonqualified stock options ("NSOs"), restricted stock or restricted stock units ("RSUs"). The 2015 Plan is administered by the Board of Directors, which determines the terms of the awards granted, the exercise price, the number of shares subject to awards and the award vesting period. No ISO or NSO is exercisable after 10 years from the date of grant, and option awards typically vest over a four-year period.

        The 2014 Plan was terminated in connection with the adoption of the 2015 Plan in November 2015, and the Company will not grant any additional awards under the 2014 Plan. However, the 2014 Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder

Determination of Fair Value

        The Company estimated the fair value of each employee option award on the date of grant using the Black-Scholes option pricing model. The Company's assumptions about stock price volatility were based on the average of the historical volatility for a sample of comparable companies with a look back period equal to the expected term of the option granted. Due to the limitations on the sale of the Company's common stock, there has not been a significant number of options exercised to date. Therefore, the Company estimated the expected term based upon the simplified method, which is the midpoint between the vesting date and the end of the contractual term for each option. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of each option. The Company's Board of Directors utilizes independent valuations and other available information when estimating the value of the stock underlying the granted options. The weighted-average estimated fair value of options granted during the years ended December 31, 2019, 2018 and 2017 was $8.94, $7.60 and $5.41 per share option respectively.

CASPER SLEEP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

(7) Stock Based Compensation (Continued)

        The fair values of stock options granted for the years ended December 31, 2019, 2018 and 2017 were estimated using the Black-Scholes option-pricing model with the following assumptions:

Fair Value Assumptions	2019	2018	2017
Expected volatility	43.7% - 49.2%	55%	36% - 38%
Expected dividend yield	0%	0%	0%
Expected life (term in years)	5.00 - 7.00	4.44 - 6.25	5.5 - 6.3
Risk-free interest rate	1.5% - 2.5%	2.3% - 3.0%	1.8% - 2.3%
Discount for post-vesting restrictions	N/A	N/A	N/A

        Option activity is as follows:

Stock Option Activity	Shares Subject to Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	4,355,265	$10.45	7.90	$21,272
Granted	2,322,072	18.76
Exercised	(253,865)	5.74		3,826
Forfeited	(668,341)	14.39
Expired	(115,352)	9.46

Outstanding at December 31, 2019	5,639,779	13.65	7.46	40,362
Vested and expected to vest, December 31, 2018	3,966,271	$10.10	7.83	20,758
Vested and expected to vest, December 31, 2019	5,639,779	13.65	7.46	40,362
Exercisable, December 31, 2018	1,551,682	$4.49	6.68	16,825
Exercisable, December 31, 2019	2,500,032	9.20	5.71	29,033

        Non-vested option activity is as follows:

Non-Vested Options—Activity	Shares	Weighted Average Grant Date Fair Value
Non-vested December 31, 2018	2,802,583	$7.12

Granted	2,322,072	8.94
Vested	(1,316,567)	6.54
Forfeited	(668,341)	6.65

Non-vested December 31, 2019	3,139,747	$8.20

        The total intrinsic value of the options exercised during the years ended December 31, 2019, 2018 and 2017 was $3,236, $1,901 and $1,857, respectively. The intrinsic value is the difference between the current market value of the stock and the exercise price of the stock options.

        The total fair value of shares vested during the years ended December 31, 2019, 2018 and 2017 respectively were $8,681, $2,042 and $1,120. Non-employee stock-based compensation expenses equaled

CASPER SLEEP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

(7) Stock Based Compensation (Continued)

to $0, $109 and $115, and employee stock-based compensation was $7,933, $5,607 and $1,308 for a total of $7,933, $5,716 and $1,423 for the years ended December 31, 2019, 2018 and 2017, respectively.

(8) Significant Risks and Uncertainties Including Business and Credit Concentrations

Risks and Uncertainties

        At this stage of the Company's development, the ability to generate positive operating cash flows is a risk. The Company has incurred a net loss from operations and net operating cash outflows for the years 2019 and 2018 and since inception and has an accumulated deficit. As a result, the Company continues to rely upon investors who contributed cash to cover the Company's current operating expenses and obligations and has the ability to draw down on the line of credit. The Company's success will depend in part on its ability to continue to attract new customers, retain existing customers, and curate and market its products. There can be no assurance that the Company will be able to achieve any or all of these success factors. The Company estimates that it will have adequate liquidity to fund operations through March 20, 2021. In the future, if the Company is unable to attain positive cash flow from operations it will need to raise adequate financing or issue additional debt to maintain its current level of operations and growth.

        Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash investments with high-credit quality financial institutions. A significant portion of the Company's accounts receivable is with its credit card processors and retail partnerships. The Company believes no significant credit risk exists with respect to these financial instruments.

Concentrations

        As of December 31, 2019, one customer comprised 49% of the Company's accounts receivable balance. For the year ended December 31, 2018 two customers made up 20% and 13% of the Company's accounts receivable balance.

        Revenue, net within North America and Europe was approximately $413,022 and $26,236, respectively, for the year ended December 31, 2019. Revenue, net within North America and Europe was approximately $326,842 and $31,049, respectively, for the year ended December 31, 2018. Revenue, net within North America and Europe was approximately $230,106 and $20,803, respectively, for the year ended December 31, 2017.

        One customer accounted for 11% of the Company's revenue in the year ended December 31, 2019. No customer accounted for more than 10% of the Company's revenue in the years ended December 31, 2018 and 2017.

(9) Leases

        Rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rental expense for operating leases for the years ended December 31, 2019, 2018 and 2017, was $17,700, $10,142 and $4,417, respectively.

CASPER SLEEP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

(9) Leases (Continued)

        As of December 31, 2019, future minimum lease payments under non-cancelable operating leases consisted of the following:

2020	18,345
2021	18,425
2022	18,632
2023	18,346
2024	14,538
Thereafter	72,874

Total minimum lease payments	$161,160

        The Company maintains leases for its office spaces and retail locations in each location as described in Note 1. Additionally, its leases for its pop-up stores are generally short-term in nature.

(10) Income Taxes

        The domestic and international components of the Company's loss from operations before income taxes are as follows:

	December 31, 2019	December 31, 2018	December 31, 2017
Domestic	$(81,754)	$(75,034)	$(58,147)
Foreign	(11,199)	(17,019)	(15,222)

Total	$(92,953)	$(92,053)	$(73,369)

        The Company's provision for (benefit from) income taxes is comprised of the following:

	December 31, 2019	December 31, 2018	December 31, 2017
Federal
Current	$—	—	$(366)
Deferred	2	2	368
Foreign
Current	—	—	—
Deferred	—	—	—
State and local
Current	81	35	21
Deferred	4	2	—

Total	$87	39	$23

CASPER SLEEP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

(10) Income Taxes (Continued)

Effective Tax Rate

        A reconciliation of the significant differences between the U.S. statutory tax rate and the effective income tax rate on pretax income from continuing operations is as follows:

	December 31, 2019	December 31, 2018	December 31, 2017
Total Pre-Tax Loss	$(92,953)	$(92,053)	$(73,369)

US statutory rate	$(19,534)	$(19,327)	$(25,683)
State taxes	(3,682)	(3,297)	(2,224)
Foreign rate differential	(498)	(736)	910
Permanent items	942	649	697
Change in valuation allowance	24,517	24,125	11,687
Effect of U.S tax law changes	—	16	14,620
Branch loss / benefit	(870)	(907)	—
Other	(788)	(484)	16

	$87	$39	$23

        In December 2017, the Tax Act was enacted into law, significantly changing income tax law that affects U.S. corporations. Key changes included a corporate tax rate reduction from 35 percent to 21 percent effective January 1, 2018, expensing of certain qualified property, significant changes to the U.S international tax system such as a one-time transition tax on accumulated foreign earnings, and how foreign earnings are subject to U.S. tax. For the period ended December 31, 2017, the Company recorded a tax expense of approximately $14,620 associated with the re-measurement of deferred taxes for the corporate rate reduction, which was offset by a reduction in valuation allowance of $14,628.

CASPER SLEEP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

(10) Income Taxes (Continued)

        Significant components of the Company's net deferred taxes are as follows:

Deferred tax assets	December 31, 2019	December 31, 2018
Losses and tax credit carryforwards	$71,724	$51,501
Share-based compensation	2,428	1,084
Returns reserve	2,776	1,968
Deferred rent	1,721	261
Accrued expenses	3,607	3,438
Fixed and intangible assets	909	502
Inventory, net	635	494
163(j) interest limitation	586	—
Other	278	778

Total deferred tax assets	84,664	60,026
Valuation allowances	(84,149)	(59,726)

Total deferred tax assets, net of valuation allowance	$515	$300
Deferred tax liabilities:
Construction allowance	333	—
Prepaid expenses	85	166
Indefinite lived intangible	135	166

Total deferred tax liabilities	553	332

Net deferred tax (liabilities)	$(38)	$(32)

        At December 31, 2019, for U.S. federal income tax purposes, the Company had net operating loss carryforwards of approximately $223,440. Post 2018 net operating loss carryforwards of $131,082 do not expire. Net operating losses of $92,358 incurred prior to 2018 expire in 2035 through 2037. For New York and California income tax purposes, the Company had net operating loss carryforwards of approximately $25,740 and $33,833 respectively, which both expire in 2035 through 2038. For other state income tax purposes, the Company had net operating loss carryforwards of approximately $99,693, which expire beginning 2023 through 2038. The Company had approximately $53,345 of foreign net operating loss carryforwards, which do not expire. Utilization of the Company's net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state and foreign provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

        Beginning in 2018, the income tax consequences related to employee share-based awards are required to be recognized in Provision for income taxes in the income statement instead of additional paid-in capital. As a result of the adoption of ASU 2016-09, the excess tax benefits of $2,149 previously recorded in additional paid-in capital were included in the deferred tax asset associated with gross operating loss carryforward at December 31, 2018. These amounts were fully offset by a valuation allowance.

        The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some or all of its deferred tax assets will not be

CASPER SLEEP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

(10) Income Taxes (Continued)

realized. The Company evaluates and weighs all available positive and negative evidence such as historic results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions going forward. The Company may release all or a portion of its valuation allowance if there is sufficient positive evidence that outweighs the negative evidence. Given the Company's history of losses, the Company does not believe it is more likely than not that it will be able to realize its deferred tax assets and as a result, has recorded a full valuation allowance.

        The Company has not recorded deferred income taxes and withholding taxes with respect to the undistributed earnings of its foreign subsidiaries as such earnings are determined to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to U.S. federal and state income taxes and withholding taxes, the determination of which is not practical as it is dependent on the amount of U.S. tax losses or other tax attributes available at the time of repatriation.

        The Company has concluded the accounting under the Tax Reform Act within the time period set forth in Staff Accounting Bulletin No. 118. The SEC guidance allowed for a measurement period of up to one year after the enactment date of the Tax Reform Act to finalize the recording of the related accounting for income tax impacts, including the impact of the remeasurement of U.S. deferred tax assets and liabilities as a result of the reduction of the U.S. corporate tax rate, and the accounting policy election related to U.S. taxes on foreign earnings. The Company was not subject to the one-time transition tax under the Tax Reform Act and it did not make any adjustments to the provisional estimate recorded in the fiscal year ended December 31, 2017.

Unrecognized Tax Benefits and Other Considerations

        The Company records liabilities related to its uncertain tax positions. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement with the taxing authority.

        The Company has operations and taxable presence in multiple jurisdictions in the U.S. and outside of the U.S. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax jurisdictions around the world. The Company currently considers U.S. federal and state, and the United Kingdom to be major tax jurisdictions. The Company's U.S. federal and state tax returns since 2014, which was the Company's first year of operation, remain open to examination. Tax years 2014 through 2018 remain open for all tax jurisdiction in which the Company files tax returns.

CASPER SLEEP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

(11) Accrued Expense

        Accrued expenses consist of the following:

	December 31, 2019	December 31, 2018
Tax fees	$14,033	$13,553
General trade	30,568	8,340
Marketing	19,444	8,682
Other	9,085	6,783

Total Accrued Expenses	$73,130	$37,358

(12) Other Non-Current Assets

        On July 25, 2017, the Company signed a 10 year note receivable amounting to $5,000. The unpaid principal balance is subject to interest at a rate of 30% per annum through December 31, 2017 and 15% per annum thereafter. The note was amended on November 1, 2018 and a payment of $1,000 of the outstanding principal was received. The principal balance is subject to interest at a rate of 10% per annum. On September 10, 2019, the remaining principal balance on the note was paid in full. Notes receivable are included in other non-current assets on the consolidated balance sheet at December 31, 2018.

(13) Convertible Preferred Stock, Common Stock, and Stockholders' Deficit

(a)   Common Stock

        There are two series of common stock, designated Class A common stock and Class B common stock. Holders of Class B common stock are entitled to one-hundred votes per share, and Class A common stock are entitled to one vote per share. Common stockholders receive dividends when and if declared and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders. The holders have no preemptive or other subscription rights. Each share of Class A common stock is convertible into one share of Class B common stock at the option of the holder. There are no redemption provisions with respect to Class B shares. Common stock is subordinate to the preferred stock with respect to dividend rights and rights upon liquidation, winding up, and dissolution of the Company. Shares of both classes of common stock have a par value of $0.000001.

        On February 1, 2019, the Company authorized a decrease of 875,561 shares, bringing the total to 19,044,358 of convertible Class A common stock authorized.

        On February 1, 2019, the Company authorized an increase of 525,000 shares, bringing the total to 35,000,000 of Series B common stock authorized. On September 9, 2019, the Company further authorized an increase of 1,000,000 shares, bringing the total to 36,000,000 of Series B common stock authorized. On October 3, 2019, the Company further authorized an increase of 1,000,000 shares, bringing the total to 37,000,000 of Series B common stock authorized.

CASPER SLEEP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

(13) Convertible Preferred Stock, Common Stock, and Stockholders' Deficit (Continued)

(b)   Convertible Preferred Stock

        Authorized capital stock includes convertible preferred shares with a par value of $0.000001 per share. Convertible preferred stock is comprised of Seed Series, Series A, Series B, Series C and Series D.

        The holders of the convertible preferred stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of the Common Stock by reason of their ownership of such stock, an amount per share for each share of Convertible Preferred Stock held by them equal to the sum the Liquidation Preference which is determined by class of shares; $0.46816 per share for the Series Seed Convertible Preferred Stock, $2.75591 per share for the Series A Convertible Preferred Stock, $23.1229 per share for the Series B Convertible Preferred Stock, $31.24715 for Series C Convertible Preferred Stock and $31.24715 for Series D Convertible Preferred Stock(each subject to adjustment from time to time for Recapitalizations and as otherwise set forth elsewhere herein).

        The conversion price is $0.46816 per share for the Series Seed Convertible Preferred Stock, $2.75591 per share for the Series A Convertible Preferred Stock, $23.1229 per share for the Series B Convertible Preferred Stock, $31.24715 for Series C Convertible Preferred Stock, and $31.24715 for Series D Convertible Preferred Stock.

        Each share of Series Seed Convertible preferred Stock and Series A Convertible preferred Stock shall be convertible, at the option of the holder thereof, at any time after the date of issuance of such share at the office of the Company or any transfer agent for the Series Seed Convertible preferred Stock and Series A Convertible preferred Stock, into that number of fully-paid, non-assessable shares of Class A Common Stock determined by dividing the Original Issue Price for the relevant series by the Conversion Price for such series.

        Each share of Series B Convertible preferred Stock shall be convertible, at the option of the holder thereof, at any time after the date of issuance of such share at the office of the Company or any transfer agent for such series of Convertible preferred Stock, into that number of fully-paid, non-assessable shares of Class B Common Stock determined by dividing the Original Issue Price for such series of Convertible preferred Stock, by the Conversion Price for such series of Convertible preferred Stock.

        Each share of Series C Convertible preferred Stock shall be convertible, at the option of the holder thereof, at any time after the date of issuance of such share at the office of the Company or any transfer agent for such series of Convertible preferred Stock, into the number of fully-paid, non-assessable share of Class B Common Stock determined by dividing the Original Issue Price for such series of Convertible preferred Stock, by the Conversion Price for such series of Convertible preferred Stock.

        Each share of Series D Convertible preferred Stock shall be convertible, at the option of the holder thereof, at any time after the date of issuance of such share at the office of the Company or any transfer agent for such series of Convertible preferred Stock, into the number of fully-paid, non-assessable share of Class B Common Stock determined by dividing the Original Issue Price for

CASPER SLEEP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

(13) Convertible Preferred Stock, Common Stock, and Stockholders' Deficit (Continued)

such series of Convertible preferred Stock, by the Conversion Price for such series of Convertible preferred Stock.

        Each share of Convertible preferred Stock shall automatically be converted into fully-paid, non-assessable shares of Class A Common Stock (in the case of Series Seed Convertible preferred Stock and Series A Convertible preferred Stock) and Class B Common Stock (in the case of Series B Convertible preferred Stock, the Series C Convertible preferred Stock and the Series D Convertible preferred Stock) at the then effective Conversion Rate for such share (i) immediately prior to the closing of a Qualified IPO or (ii) upon the receipt by the Company of a written request for such conversion from either (A) the holders of a majority of the outstanding shares of a series requesting conversion of such series or (B) holders of at least 65% of the outstanding shares of Convertible preferred Stock (voting together as a single class on an outstanding share basis) or if later, the effective date for conversion specified in such request.

        Each Convertible preferred share will receive dividends, when declared by the board of directors, at an annual rate of $0.03745 per share for the Series Seed Convertible Preferred Stock, $0.22047 per share for the Series A Convertible Preferred Stock, $1.84983 per share for the Series B Convertible Preferred Stock, $2.49977 per share for the Series C Convertible Preferred Stock and $2.49977 per share for the Series D Preferred Stock (each subject to adjustment from time to time for recapitalizations and as otherwise set forth elsewhere herein).

        Each holder of Convertible preferred Stock shall be entitled to the number of votes equal to the number of votes such holder of Convertible preferred Stock would be entitled to if such holder's shares of Convertible preferred Stock were converted into shares of Common Stock as of the record date. Fractional votes shall not be permitted and any fractional voting rights resulting from the above formula (after aggregating all shares into which shares of Convertible preferred Stock held by each holder could be converted) shall be disregarded. The holders of shares of the Convertible preferred Stock shall be entitled to vote on all matters on which the Common Stock shall be entitled to vote.

        In the event the Company shall issue Additional Shares of Common stock without consideration or for a consideration per share less than the applicable Conversion Price of a series of Convertible preferred Stock in effect on the date of and immediately prior to such issue, then, the Conversion Price of the affected series of Convertible preferred Stock shall be reduced, concurrently with such issue, to a price (calculated to the nearest one-hundredth of one cent) determined by multiplying such Conversion Price by a fraction, the numerator of which shall be the number of shares of Common Stock outstanding immediately prior to such issue plus the number of shares which the aggregate consideration received by the Company for the total number of Additional Shares of Common so issued would purchase at such Conversion Price, and the denominator of which shall be the number of shares of Common Stock outstanding immediately prior to such issue plus the number of such Additional Shares of Common so issued. Notwithstanding the foregoing, the Conversion Price shall not be reduced at such time if the amount of such reduction would be less than $0.01, but any such amount shall be carried forward, and a reduction will be made with respect to such amount at the time of, and together with, any subsequent reduction which, together with such amount and any other amounts so carried forward, equal $0.01 or more in the aggregate.

CASPER SLEEP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

(13) Convertible Preferred Stock, Common Stock, and Stockholders' Deficit (Continued)

        The Company classifies the convertible preferred stock as temporary equity in the mezzanine section on the consolidated balance sheet, in accordance with ASC Topic 480-10-S99-3A, since the shares possess liquidation features which may trigger a distribution of cash or assets that is not solely within the Company's control. Upon the occurrence of certain deemed liquidation events, convertible preferred stockholders can require the Company to redeem their shares of convertible preferred stock.

(14) Warrants

        On April 25, 2014, the Company issued a warrant to purchase 156,997 shares of common stock in connection with the release of certain claims to a vendor. The warrants were fully vested when issued and were not provided as compensation for any service performed by the warrant holder. As such, they were marked at their fair market value on the date of issuance, April 25, 2014, and are no longer subject to re-measurement. These warrants were issued with an exercise price of $0.10 and were subsequently recorded at a $7.7 in the consolidated statement of operations. The warrants expire 10 years from the date of issuance.

        On May 29, 2014, the Company issued a warrant to purchase 25,445 shares of common stock to a vendor in connection with a credit extension. The warrants vested immediately and had a value of $0.10 per share. As the service was an extension of credit, Casper evaluated these warrants as of the end of such extension, when Casper paid its outstanding balance with the warrant holder. As such, they are no longer subject to re-measurement at each subsequent reporting date. This occurred in July 2014, at which point the fair market value of common shares was $0.10 and were recorded at $1.2 in the consolidated statements of operations. The warrants expire 10 years from the date of issuance.

        The fair value of the warrants is estimated using the Black-Scholes option pricing model. The fair value is subjective and is affected by changes in inputs to the valuation model include the fair value per share of the underlying stock, the expected term of each warrant, volatility of the Company's stock and peer company stock, and risk-free rates based on U.S. Treasury yield curves. When the Company had completed or was expecting to complete a preferred equity financing, the terms and pricing of the financing round were included in the analysis used to estimate the Company's value and the value of its common stock. These methods were consistent with prior valuations.

        At the option of the warrants holders, the warrants can be fully settled in shares, or converted via net share settlement, in which the warrant holder will receive the shares equal to the number of shares purchasable under this warrant or, if only a portion of the warrant is being exercised, the portion of the warrant being canceled multiplied by the difference between the fair market value of the shares and the exercise price, divided by the fair market value of the shares.

        The outstanding warrants were recorded as additional paid-in capital upon issuance. Equity classified contracts are not subsequently remeasured, unless reclassification is required from equity to liability classification.

        In connection with the Subordinated Facility, as described in Note 6, on March 1, 2019, Casper entered into two warrant agreements with TriplePoint Venture Growth BDC Corp. and TriplePoint Capital LLC for 19,201 shares of Series D preferred stock and 12,801 shares of Series D preferred stock, respectively, at an exercise price per share of $31.24715, (the "TPC Warrants"). TriplePoint's right under the warrant agreements to purchase the Series D preferred stock will be available for the

CASPER SLEEP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

(14) Warrants (Continued)

greater of (i) seven years from March 1, 2019 or (ii) one year from the effective date of an initial public offering, subject to certain exercise conditions in the event our common stock is traded on a securities exchange.

        The TPC Warrants may be separated and transferred from the debt and may be separately exercisable. Therefore, the warrant is deemed to be a freestanding financial instrument. The Warrant is for preferred stock that is redeemable upon a deemed liquidation event and is considered redeemable under the SEC ASR 268. Therefore, the TPC Warrant is an obligation that requires or may require repurchase of shares by transferring assets upon a deemed liquidation event. The Warrant is recorded as a liability upon initial recognition, with a corresponding debit to record a debt discount.

        In accordance with ASC 470-20-25-2, the proceeds of each debt issuance are allocated between the debt and the respective warrant based on their relative fair values. The Warrant is recorded as a liability upon initial recognition, with a corresponding debit to record a debt discount. Each reporting period, the Warrant is marked to market with changes in fair value recorded as an increase/decrease in the liability with a corresponding fair value adjustment in other income (expense). The debt discount is initially recorded with the Warrant and is amortized to interest expense over the term of the associated debt using the effective interest method. The Warrant was issued before a liability for the debt was recognized and, as a result, the associated debt discount is classified as a deferred asset, consistent with the treatment of the fees paid to lenders.

        These were the only warrants issued and outstanding as of December 31, 2019 and December 31, 2018.

(15) Recently Issued Accounting Pronouncements

        The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

CASPER SLEEP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

(15) Recently Issued Accounting Pronouncements (Continued)

Recently Adopted Accounting Pronouncement

        In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. As a result, restricted cash should be included with cash and cash equivalents in the beginning-of-period and end-of-period amounts shown on the statement of cash flows. The new standard also requires companies to disclose the nature of the restriction on restricted cash. The Company adopted the new standard in the period ended December 31, 2018.

        The Company adopted ASU No. 2016-09, Improvements to Employee Share-Based Payments Accounting ("ASU 2016-09") effective January 1, 2018. In conjunction with the adoption of the standard, the Company records excess tax benefits and deficiencies that result when stock-based awards vest or are settled within the provision for income taxes in the consolidated statement of operations and comprehensive loss. The excess benefits were included in deferred tax asset associated with gross operating loss carryforward which were fully offset by a valuation allowance. In addition, the Company elected that forfeitures will be recognized when the actual forfeiture takes place (no estimated forfeiture rate will be recorded). The adoption of this standard did not have an effect on the statement of cash flows.

        In the first quarter of 2019, Casper adopted Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"), using the modified retrospective transition method and applying this approach to contracts not completed as of the date of adoption. ASC 606 establishes a single comprehensive model for entities to use in accounting for revenue under GAAP and requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 also requires certain disclosures regarding qualitative and quantitative information with respect to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Comparative prior period information has not been restated and continues to be reported in accordance with accounting standards in effect for those periods. Please see Note 4 for additional revenue disclosures.

        There was no material effect of adoption of ASC 606 on our consolidated financial statements other than the impact on disclosures.

New Accounting Pronouncements, Not Yet Adopted

        Accounting pronouncements not listed below were assessed and determined to be not applicable or are expected to have minimal impact on the consolidated financial statements.

  Lease Guidance

        In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), which supersedes the existing lease guidance under current U.S. GAAP. ASU 2016-02 is based on the principle that entities should recognize assets and liabilities arising from leases. The new standard does not significantly change the lessees' recognition, measurement and presentation of expenses and cash flows from the

CASPER SLEEP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

(15) Recently Issued Accounting Pronouncements (Continued)

previous accounting standard and leases continue to be classified as finance or operating. ASU 2016-02's primary change is the requirement for entities to recognize a lease liability for payments and a right-of-use ("ROU") asset representing the right to use the leased asset during the term of an operating lease arrangement. Lessees are permitted to make an accounting policy election not to recognize the asset and liability for leases with a term of 12 months or less. In addition, ASU 2016-02 expands the disclosure requirements of lease arrangements. Upon adoption, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, "Targeted Improvements", which allows for a new, optional transition method that provides the option to use the effective date as the date of initial application on transition. Under this option, the comparative periods would continue to apply the legacy guidance in Accounting Standard Codification ("ASC") 840, including the disclosure requirements, and a cumulative effect adjustment would be recognized in the period of adoption rather than the earliest period presented. Under this transition option, comparative reporting would not be required, and the provisions of the standard would be applied prospectively to leases in effect at the date of adoption. The Company is currently working to complete the design of new processes and internal controls, which include the implementation of a software solution and finalizing the evaluation of Casper's population of leased assets to assess the effect of the new guidance on the financial statements. The Company plans to adopt the new guidance effective January 1, 2021, but has not determined which transition method will be utilized. The new standard provides a number of optional practical expedients in transition. The Company expects to elect the "package of practical expedients" which permits us not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements (the latter is not applicable to us). Casper expects the adoption of the new standard to have a material effect on the Consolidated Financial Statements upon adoption. While the Company continues to assess all of the effects of the adoption, it currently believes the most significant effects relate to the recognition of new ROU assets and lease liabilities on the Consolidated Balance Sheets for operating leases, as well as providing significant new disclosures about leasing activities.

        In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The update removes, modifies and adds disclosure requirements related to Topic 820. The amendments in this Update are effective for all entities for years, and interim periods within those years, beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until their effective date. The Company has assessed the impact of this amendment and concluded that the impact on its consolidated financial statements is immaterial.

(16) Pro-Forma Loss Per Share

        The denominator used in computing pro forma net loss per share for the year ended December 31, 2019 and December 31, 2018 have been adjusted to assume the conversion of all

CASPER SLEEP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

(16) Pro-Forma Loss Per Share (Continued)

outstanding shares of convertible preferred stock into common stock as of the beginning of the year or at the time of issuance, if later.

	December 31, 2019	December 31, 2018
Numerator
Historical net loss	$(93,040)	$(92,092)

Pro forma numerator for basic and diluted loss per share	$(93,040)	$(92,092)

Denominator
Historical denominator for basic and diluted net loss per share—weighted average shares	10,501,230	10,335,986
Plus: conversion of convertible preferred stock to common stock	19,180,910	16,524,147

Pro forma denominator for basic and diluted net loss per share	29,682,140	26,860,133

Pro forma basic and diluted loss per share	(3.13)	(3.43)

        The following securities have been excluded from the calculation of pro forma weighted average common shares outstanding because the effect is anti-dilutive for the year ended December 31, 2019 and 2018.

	December 31, 2019	December 31, 2018
Warrants to purchase common stock	214,444	182,442
Stock options	5,827,696	4,534,819

CASPER SLEEP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

(17) Quarterly Financial Data (unaudited)

	Three Months Ended
	Mar 31, 2018	June 30, 2018	Sept 30, 2018	Dec 31, 2018	Mar 31, 2019	June 30, 2019	Sept 30, 2019	Dec 31, 2019
	(in thousands)
Revenue, net	74,946	81,639	103,102	98,204	89,437	95,227	127,655	126,939
Cost of goods sold	43,400	44,224	55,932	56,583	45,865	48,535	62,942	66,505

Gross profit	31,546	37,415	47,170	41,621	43,572	46,692	64,713	60,434
Operating expenses
Sales and marketing expenses	28,840	28,080	35,785	33,484	29,605	39,838	44,550	40,596
General and administrative expense	27,630	29,822	30,714	35,357	30,884	33,250	41,992	43,442

Total operating expenses	56,470	57,902	66,499	68,841	60,489	73,088	86,542	84,038

Loss from operations	(24,924)	(20,487)	(19,329)	(27,220)	(16,917)	(26,396)	(21,829)	(23,604)

Other (income) expense
Interest (income) expense	(279)	(177)	(47)	255	257	285	813	1,833
Other (income) expense, net	(5)	(104)	58	392	275	279	287	178

Total other (income) expenses, net	(284)	(281)	11	647	532	564	1,100	2,011

Loss before income taxes	(24,640)	(20,206)	(19,340)	(27,867)	(17,449)	(26,960)	(22,929)	(25,615)
Income tax (benefit) expense	13	14	18	(6)	—	(33)	93	27

Net loss	(24,653)	(20,220)	(19,358)	(27,861)	(17,449)	(26,927)	(23,022)	(25,642)
Other comprehensive income (loss)
Currency translation adjustment	(18)	(974)	(296)	211	(6)	101	(20)	413

Total comprehensive loss	(24,671)	(21,194)	(19,654)	(27,650)	(17,455)	(26,826)	(23,042)	(25,229)

Net loss per share attributable to common stockholders, basic and diluted	(2.40)	(2.06)	(1.90)	(2.68)	(1.68)	(2.56)	(2.19)	(2.40)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	10,276,170	10,289,850	10,320,666	10,335,986	10,415,686	10,476,854	10,530,262	10,501,230

(18) Subsequent Events

        The Company has assessed subsequent events through the date of this report and has concluded the following required disclosure in the consolidated financial statements.

        On February 10, 2020, the Company completed the initial public offering (the "IPO") of its common stock pursuant to a Registration Statement on Form S-1. In the IPO, the Company sold an aggregate of 8,350,000 shares of common stock at a public offering price of $12.00 per share. Upon consummation of the offering on February 10, 2020, the Company received net proceeds of approximately $88.4 million, after deducting underwriting discounts and commissions of $6.5 million and offering expenses of $5.3 million. Upon the completion of the IPO, all outstanding shares of the Company's convertible preferred stock and Class A and Class B common stock were converted into common stock.