Form 10-Q
period 2020-03-31
Casper Sleep Inc.
filed 2020-05-12
CIK 1598674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________
Commission File Number: 001-39214

Casper Sleep Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	46-3987647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Three World Trade Center175 Greenwich Street, Floor 39 New York, NY	10007
(Address of principal executive offices)	(Zip Code)

(347) 941-1871
(Registrant’s telephone number, including area code)

N/A
(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.000001 par value per share	CSPR	The New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒
The number of shares of registrant's common stock outstanding as of May 8, 2020 was 39,673,567.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements about our future results of operations and financial position; the anticipated impact of the novel coronavirus on our business; our business strategy, and plans and objectives of management for future operations, including, among others, statements regarding our ongoing actions in response to the novel coronavirus outbreak, expected growth and market position, future capital expenditures and debt service obligations. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the following: the novel coronavirus outbreak could adversely impact our business, financial condition and results of operations; our ability to compete successfully in the highly competitive industries in which we operate; our ability to maintain and enhance our brand; the success of our retail store expansion plans; our ability to successfully implement our growth strategies related to launching new products; the effectiveness and efficiency of our marketing programs; our ability to manage our current operations and to manage future growth effectively; our past results may not be indicative of our future operating performance; our ability to attract new customers or retain existing customers; the growth of the market for sleep as a retail category and our ability to become a leader or maintain our leadership in the category; the impact of social media and influencers on our reputation; our ability to protect and maintain our intellectual property; our exclusive reliance on third-party contract manufacturers whose efforts we are unable to fully control; our ability to effectively implement strategic initiatives; our ability to transfer our supply chain and other business processes to a global scale; risks relating to our international operations and expansion; we are dependent on our retail partners; general economic and business conditions; we could be subject to system failures or interruptions and security breaches; risks relating to changing legal and regulatory requirements, and any failure to comply with applicable laws and regulations; we may be subject to product liability claims and other litigation; we may experience fluctuations in our quarterly operating results; we have and expect to continue to incur significant losses; risks relating to our indebtedness; our need for additional funding, which may not be available; risks relating to taxes; future sales by us our stockholders may cause the market price of our stock to decline; risks and additional costs relating to our status as a new public company; and the other important factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated in Item 1A, Part II of this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.

BASIS OF PRESENTATION
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “we,” “us,” “our,” the “Company,” “Casper,” and similar references refer to Casper Sleep Inc. together with its subsidiaries.
Certain monetary amounts, percentages, and other figures included in this Quarterly Report on Form 10-Q have been subject to rounding adjustments. Percentage amounts included in this Quarterly Report on Form 10-Q have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this Quarterly Report on Form 10-Q may vary from those obtained by performing the same calculations using the figures in our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Certain other amounts that appear in this Quarterly Report on Form 10-Q may not sum due to rounding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Casper Sleep Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	As of
Assets	March 31, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$116,123	$67,578
Accounts receivable, net	20,421	31,059
Prepaid expenses and other current assets	23,815	23,924
Inventory, net	38,872	39,358
Total current assets	199,231	161,919
Property and equipment, net	69,686	66,262
Other assets	2,042	2,137
Total assets	$270,959	$230,318

Liabilities, Convertible Preferred Stock and Stockholders’ Equity/(Deficit)
Current liabilities:
Accounts payable	38,309	30,734
Accrued expenses	55,359	73,130
Deferred revenue	3,831	9,673
Other current liabilities	30,541	34,422
Total current liabilities	128,040	147,959
Other liabilities	73,154	69,492
Total liabilities	201,194	217,451
Convertible preferred stock, $0.000001 par value - zero and 19,213 shares authorized; zero and 19,181 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	—	319,961
Stockholders’ equity/(deficit):
Common stock, $0.000001 par value - 170,000 and zero shares authorized; 39,677 and zero issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	428,975	18,097
Accumulated other comprehensive (loss) income	516	69
Accumulated deficit	(359,726)	(325,260)
Total stockholders’ equity/(deficit)	69,765	(307,094)
Total liabilities, convertible preferred stock and stockholders’ equity/(deficit)	$270,959	$230,318
See accompanying notes to consolidated financial statements (unaudited).

Casper Sleep Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue, net	$113,044	$89,437
Cost of goods sold	60,080	45,865
Gross profit	52,964	43,572
Operating expenses
Sales and marketing expenses	37,474	29,605
General and administrative expense	48,298	30,884
Total operating expenses	85,772	60,489
Loss from operations	(32,808)	(16,917)
Other (income) expense
Net interest expense	2,156	257
Other (income) expense, net	(514)	275
Total other expenses, net	1,642	532
Loss before income taxes	(34,450)	(17,449)
Income tax expense	16	—
Net loss	(34,466)	(17,449)
Other comprehensive income (loss)
Currency translation adjustment	447	198
Total comprehensive loss	$(34,019)	$(17,251)

Net loss per share attributable to common stockholders, basic and diluted	$(1.23)	$(1.68)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	27,909,141	10,415,686

See accompanying notes to consolidated financial statements (unaudited).

Casper Sleep Inc. and Subsidiaries
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity/(Deficit)
(In thousands, except share and per share amounts)
(Unaudited)

	Convertible Preferred Stock		Casper Sleep Inc, Stockholders

	Preferred Stock		Common Stock		Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ equity/(deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	19,212,912	$319,961	—	$—	9,190,858	$—	1,466,078	$—	$18,097	$69	$(325,260)	$(307,094)
Initial public offering, net of issuance costs of $11.8 million	—	—	8,350,000	—	—	—	—	—	88,206	—	—	88,206
Conversion of redeemable convertible preferred stock to common stock	(19,212,912)	(319,961)	20,485,054	—	—	—	—	—	319,961	—	—	319,961
Common stock conversion	—	—	10,656,936	—	(9,190,858)	—	(1,466,078)	—	—	—	—	—
Exercise of employee stock options	—	—	4,332	—	—	—	—	—	47	—	—	47
Exercise of stock warrants	—	—	181,133	—	—	—	—	—	3	—	—	3
Stock based compensation expense	—	—	—	—	—	—	—	—	2,661	—	—	2,661
Other comprehensive income	—	—	—	—	—	—	—	—	—	447	—	447
Net loss	—	—	—	—	—	—	—	—	—	—	(34,466)	(34,466)
Balance at March 31, 2020	—	$—	39,677,455	$—	—	$—	—	$—	$428,975	$516	$(359,726)	$69,765

	Convertible Preferred Stock		Casper Sleep Inc, Stockholders

	Preferred Stock		Common Stock		Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	16,524,147	$238,802	—	$—	9,110,359	$—	1,287,712	$—	$8,750	$(419)	$(232,220)	$(223,889)
Exercise of vested employee stock options	—	—	—	—	68,499	—	8,079	—	89	—	—	89
Common stock conversion	—	—	—	—	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	1,650	—	—	1,650
Other comprehensive income	—	—	—	—	—	—	—	—	—	198	—	198
Series D funding	1,481,734	43,127	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(17,449)	(17,449)
Balance at March 31, 2019	18,005,881	$281,929	—	$—	9,178,858	$—	1,295,791	$—	$10,489	$(221)	$(249,669)	$(239,401)

See accompanying notes to consolidated financial statements (unaudited).

Casper Sleep Inc. and Subsidiaries
Consolidated Statement of Cash Flows
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows used in operating activities:
Net loss	$(34,466)	$(17,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,129	1,112
Stock based compensation expense	2,661	1,650
Other	423	125

Changes in assets and liabilities:
Accounts receivable, net	10,637	9,236
Prepaid expenses and other current assets	110	895
Inventory, net	486	2,683
Other assets	95	(1,978)
Accounts payable	7,113	(1,354)
Accrued expenses	(17,771)	167
Deferred revenue	(5,842)	(3,424)
Other liabilities	(643)	1,881
Net cash used in operating activities	(33,068)	(6,456)
Cash flows used in investing activities:
Purchases of property and equipment	(7,090)	(7,065)
Note receivable	—	229
Net cash used in investing activities	(7,090)	(6,836)
Cash flows provided by financing activities:
Exercise of stock options and warrants	50	89
Proceeds from equity issuance	88,206	43,127
Repayment on borrowings	—	(2,279)
Net cash provided by financing activities	88,256	40,937
Effect of exchange rate changes	447	198
Net change in cash and cash equivalents	48,545	27,843
Cash and cash equivalents at beginning of period	67,578	28,355
Cash and cash equivalents at end of the period	$116,123	$56,198

Supplemental disclosure of cash paid for:
Interest paid	(1,180)	(195)

Supplemental schedule of noncash financing activity:
Series Seed preferred units converted to common stock	1,826	—
Series A preferred units converted to common stock	12,983	—
Series B preferred units converted to common stock	54,895	—
Series C preferred units converted to common stock	169,098	—
Series D preferred units converted to common stock	81,159	—
Class A common stock converted to common stock	—	—
Class B common stock converted to common stock	—	—
Reclass of deferred financing costs to additional paid in capital	5,481	—
Deferred financing costs included in accounts payable and accrued expenses	1,957	—

1 Purchases of property and equipment is net of fixed assets purchases that are included in accounts payable amounting to $938 at March 31, 2020 and $775 at March 31, 2019.
See accompanying notes to consolidated financial statements (unaudited)

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

(1)  Description of Business
Casper Sleep Inc. and its subsidiaries (the “Company” or “Casper”) design and sell premium sleep products including mattresses, pillows, sheets, and other sleep-centric products. The Company’s head office is located at 175 Greenwich Street, 3 World Trade Center, New York, NY, and the Company has additional office locations in Berlin, Germany, and San Francisco, CA, as well as retail locations and pop-up stores throughout the United States (“U.S.”) and Canada.
The Company comprises Casper Sleep Inc. and its wholly-owned subsidiaries, Casper Science LLC, Casper Sleep Retail LLC, and Casper Sleep Limited (“Casper UK Holdco”). Casper UK Holdco wholly-owns Casper Sleep GmbH, Casper Sleep (UK) Limited, and Casper Sleep SAS.
(2) Initial Public Offering

On February 10, 2020, the Company completed the initial public offering (the “IPO”) of its common stock pursuant to a Registration Statement on Form S-1. In the IPO, the Company sold an aggregate of 8,350,000 shares of common stock at a public offering price of $12.00 per share. Upon consummation of the offering on February 10, 2020, the Company received net proceeds of approximately $88.2 million, after deducting underwriting discounts and commissions of $6.5 million and offering expenses of $5.5 million. Upon the completion of the IPO, all outstanding shares of the Company's convertible preferred stock and Class A and Class B common stock were converted into common stock.
(3)  Basis of Presentation
The Company presents its financial statements on a consolidated basis of all its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. All figures expressed, except share amounts, are represented in U.S. dollars in thousands.  The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our consolidated financial statements for the year ended December 31, 2019. The information included in the accompanying unaudited financial statements reflects all adjustments, all of which are of a normal, recurring nature, that, in the opinion of management, are necessary to present fairly the Company’s results of operations, financial position and cash flows for the periods indicated. The information set forth in the accompanying unaudited financial statements may be subject to normal year-end adjustments. The Company’s business historically has been seasonal in nature, and the results of the interim periods presented are not necessarily indicative of the results to be expected for the full year.
(4)  Use of Estimates
The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets; the valuation of deferred income tax assets, deferred revenue, the valuation of stock-based compensation and warrants, the product returns reserve, the inventory obsolescence reserve and accounts receivable and allowance for doubtful accounts.
(5)  Summary of Significant Accounting Policies
Segment Information

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

The Company operates in one operating segment within the United States, Canada and Europe, providing sleep products through various sales channels. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”). The Company’s CODM is its Chief Executive Officer and Chief Financial Officer/Chief Operating Officer. The role of the CODM is to make decisions about allocating resources and assessing performance. The Company's business operates in one operating segment as all of the Company's sales channels are complimentary and are analyzed in an identical way, with the CODM evaluating the Company's financial information, resources and performance of these resources on a consolidated basis. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.
(a)  Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents.
(b)  Accounts Receivable, net
Accounts receivable, net was composed primarily of amounts due from retail partners of $17,024 and $25,262, and from financial institutions related to credit card sales amounting to $3,558 and $5,797, as of March 31, 2020 and December 31, 2019 respectively. As of March 31, 2020 the company has an allowance for doubtful accounts of $161.
(c)  Inventory, net
Inventories primarily consist of merchandise purchased for resale, as well as costs to deliver merchandise to Casper’s logistics providers and retail stores. The Company’s inventory is stated using weighted average costing. The Company performs an analysis to determine whether it is appropriate or not to maintain a reserve for excess and obsolete inventory. The reserve is based on historical experience related to the disposal of identified inventory, specifically through sales to retail partners, outlet stores, clearance sales and, ultimately, the expected recoverable value. The value of older inventory can be impacted by new product launches, which can make certain older items obsolete. A lower of cost or market assessment is performed on inventory and reserves established when the net realizable value exceeds the historic cost. Most of Casper’s inventory is just-in-time and most products have been recently introduced and in existence for less than two years. The Company performs a review of all on hand inventory to determine if any items are deemed obsolete based on specific facts and circumstances. The Company had a reserve in the amount of $3,313 and $2,481 as of March 31, 2020 and December 31, 2019, respectively.
Storage costs, indirect administrative overhead and certain selling costs related to inventories are expensed in the period incurred.
Inventory consists of the following:

	March 31, 2020	December 31, 2019
Raw materials	$441	$680
Finished goods	35,005	35,426
Inventory in transit	6,739	5,733
Inventory reserve	(3,313)	(2,481)
Total inventory	$38,872	39,358

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

Raw materials consist of replacement parts and components used in the creation of products. Finished goods is comprised of completed goods including mattresses, pillows, sheets, dog beds, Glow lights, and furniture.
Inventory in transit is either purchased inventory coming from outside the United States or inventory being transferred between warehouses or from warehouse to retail location.
The Company writes down inventory as a result of excess and obsolete inventories, or when it believes that the net realizable value of inventories is less than the carrying value, in accordance with ASU 2015-11, Simplifying the Measurement of Inventory, which was adopted in 2016.
(d)  Revenue Recognition
Revenue transactions associated with the sale of goods and services comprise a single performance obligation, which consists of the sale of products to customers either to the Company’s retail partners or through its direct-to-consumer (“DTC”) channel. Revenue is recognized when performance obligations are satisfied through the transfer of control of promised goods to the customers, based on the terms of sale. The transfer of control typically occurs at a point in time based on consideration of when the customer has an obligation to pay for the goods, and physical possession of, legal title to, and the risks and rewards of ownership of the goods has been transferred, and the customer has accepted the goods. Revenue from retail partnership transactions is generally recognized at the time products are shipped based on contractual terms with the customer. Revenue from our DTC channel is generally recognized at the point of sale in our retail stores and at the time of delivery for e-commerce transactions.
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
Disaggregated Revenue Data

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

The following table disaggregates our net sales by geography and channel for the periods indicated:

	Three Months Ended March 31,
	2020	2019
North America Region	$106,359	$83,069
EU Regions	6,685	6,368
Total	$113,044	$89,437

Direct to Consumer	$90,304	$80,073
Retail Partnerships	22,740	9,364
Total	$113,044	$89,437

(e)   Cost of Goods Sold
Cost of goods sold consists of costs of purchased merchandise, including freight, duty, vendor rebates, and nonrefundable taxes incurred in delivering goods and services to customers and distribution centers, packaging and component costs, warehousing and fulfillment costs, damages, and excess and obsolete inventory write-downs.
(f)  Sales and Marketing expenses
Sales and marketing expenses consist primarily of advertising and marketing promotions of the Company’s products as well as sponsorship costs, consulting and contractor expenses. Advertising and other promotional costs are expensed as incurred. Sales and marketing expenses amounted to $37,474 and $29,605 for the three months ended March 31, 2020 and 2019, respectively.
(g)  General and Administrative expenses
General and administrative expenses consist of personnel-related expenses for the finance, legal, human resources and administrative personnel, as well as the costs of professional services, information technology, litigation expenses, other administrative expenses, credit card fees, and depreciation and amortization. Research and development expenses are included within general and administrative and consist primarily of personnel-related expenses, consulting and contractor expenses, tooling, test equipment, and prototype materials.
(h)   Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of prepaid media placement for media campaigns that have not yet run, prepaid rent and office related expenses, and other prepaid expenses. In addition, as of March 31, 2020, the Company had tenant allowance receivable of $5,722.
(i)   Stock-Based Compensation
Compensation cost for all stock-based awards, including options to purchase stock and restricted stock units (“RSUs”) is measured at fair value on the date of grant and recognized over the service period. The fair value of stock options is estimated on the date of grant using a Black-Scholes model.

The fair value of RSUs awarded is estimated on the date of grant based on the fair value of our common stock. Compensation cost is recognized on a straight-line basis over the requisite service period. The Company accounts for forfeitures as they occur, rather than estimating expected forfeitures.

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

See Note 8 for a complete description of the accounting for stock-based awards. The Company also issues stock-based awards to some of its non-employee consultants. The Company accounts for equity awards to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, which requires the fair value of an award to a non-employee be remeasured at fair value as the award vests. Upon completion of the underlying performance obligation, or the vesting period, these cease to be revalued.
Stock-based compensation cost for the three months ended March 31, 2020 and 2019, amounted to $2,661 and $1,650, respectively. These amounts include stock-based compensation to employees and non-employees.
(j)  Property and Equipment
Property and equipment are stated at cost less accumulated depreciation.
Depreciation expense on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of furniture, fixtures, computers, technology hardware, and vehicles range from 3 to 5 years. The Company’s purchased software is amortized over 7 years. Leasehold improvements are depreciated over the shorter of their useful life or the related lease term (without consideration of option renewal terms).
Property and equipment consist of the following:

	March 31, 2020	December 31, 2019
Leasehold improvements	$47,050	$46,370
Computer software	1,890	1,733
Furniture and fixtures	21,183	21,063
Computers	4,382	3,590
Vehicles	640	640
Technology hardware	1,786	1,545
Construction in progress	9,091	4,658
Property and equipment, gross	$86,022	$79,599
Less: accumulated depreciation	(16,336)	(13,337)
Property and equipment, net	$69,686	$66,262

Depreciation expense related to property and equipment for the three months ended March 31, 2020 and 2019, was $4,129 and $1,112, respectively.
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
The Company recorded an impairment charge of $981 for store build out costs during the three months ended March 31, 2020 as a result of permanently closing three outlet stores during the period. This expense

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

is presented in depreciation expense within general & administrative expenses. No impairment losses were recognized in 2019.
(k)   Income Taxes
The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized within the provision for (benefit from) income taxes on the consolidated statement of operations and comprehensive loss in the period that includes the enactment date.
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
(l) Deferred Rent
Rental payments under operating leases are expensed on a straight-line basis after consideration of rent holidays, tenant allowances, step rent provisions and escalation clauses. Differences between rental expense (recognized from the date of possession) and actual rental payments are recorded as deferred rent. Deferred rent was $7,157 and $6,734 as of March 31, 2020 and December 31, 2019, respectively. Deferred rent is presented in other liabilities.
(m)  Intangibles
The Company’s intangible assets consist of patents and domain names stated at cost. The stated value of the domain names was $567 as of March 31, 2020 and December 31, 2019, respectively. Casper is charged for regular maintenance and upkeep of the domain names which are expensed as incurred. The Company has the option of renewing its rights to its domain names on an annual basis. The Company holds multiple patents which are valued at $343 and $370 for March 31, 2020 and December 31, 2019, respectively. For intangible assets whose lives are determined to be indefinite, Casper qualitatively evaluates these for impairment, and no matters have come to the Company’s attention that would indicate a significant decrease in the market price of these indefinite-lived intangible assets.
(n)  Other Current Liabilities
Other current liabilities consist of the following:

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2020	December 31, 2019
Product return reserve	$7,628	$10,610
Value added tax	4,599	4,042
Short term debt	15,868	15,868
Other	2,446	3,902
Total Other Current Liabilities	$30,541	$34,422

Refer to Note 7 for description of the Company’s debt.

(o) Basic and Diluted Loss per Common Share
The Company uses the two-class method to compute net loss per common share because the Company has issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings of the Company. These participating securities include shares of each series of the Company’s convertible preferred stock, which have non-forfeitable rights to participate in any dividends declared on the Company’s common stock. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings.
Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses.
Diluted net income per common share is computed under the two-class method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the “if-converted” method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period or date of issuance, if later. The Company reports the more dilutive of the approaches (two-class or “if-converted”) as its diluted net income per share during the period.
(p) Foreign Currency
The functional currency of the Company's international operating subsidiaries is the local currency. The Company translates the financial statements of these subsidiaries to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates for the annual period are derived from month-end spot rates for revenues, costs and expenses. The Company records translation gains and losses in accumulated other comprehensive loss as a component of stockholders' equity/(deficit). Foreign currency transaction gains and losses are included in net loss for the period.
(q) Convertible Preferred Stock
On February 10, 2020, upon the closing of the Company's IPO, all outstanding shares of convertible preferred stock were automatically converted into an aggregate of 20,485,054 shares of common stock.

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

(6)  Fair Value of Financial Instruments
The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
•Level 1 inputs are based on quoted prices in active markets for identical assets or liabilities.
•Level 2 inputs are based on observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 inputs are based on unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities, and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.
The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value. Such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets.

At March 31, 2020, the Company's valuation of outstanding warrants was measured using a Black-Scholes option pricing model and considered Level 2 inputs. See Note 14, Warrants for further discussion of the Company's outstanding warrants and assumptions utilized.
 The following summarizes assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of March 31, 2020 and December 31, 2019:

	Fair Value		Cash and Cash Equivalents
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Assets
Cash	$56,330	23,451	$56,330	23,451
Level 1:
Money market funds	59,793	45,127	59,793	45,127
Cash and cash equivalents	$116,123	68,578	$116,123	68,578

Liabilities
Level 2:
Preferred stock warrant liabilities	(157)	(666)	—	—
Total	$115,966	67,912	$116,123	68,578

As of March 31, 2020 and December 31, 2019, the Company had money market accounts of $59,793 and $45,127, respectively. The money market accounts are presented at fair market value based on quoted market prices and are classified within Level 1.

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

(7)  Debt
Senior Secured Facility
On April 27, 2016, the Company entered into a Loan and Security agreement (“Senior Secured Facility” or “Revolving Line” described below) with Pacific Western Bank that provides for a $15,000 revolving credit line (“Revolving Line”). No significant debt issuance costs were incurred as part of the transaction. The Company is obligated to pay ongoing commitment fees equal to $9 annually. On November 20, 2017, Casper amended this line of credit to raise the borrowing limit to $30,000. On August 14, 2018, the agreement was amended to modify reporting covenants. On December 12, 2018, the agreement was modified to increase the ancillary services sublimit from $4,000 to $10,000. On March 1, 2019, the agreement was amended to modify the borrowing limit to $25,000 as well as other covenants. On September 1, 2019, the agreement was amended to extend the maturity date of the revolving line to September 1, 2020, increase the amount of allowable capital expenditures from $39,000 to $55,000, and increase the borrowing base percentage from 150% to 300% of the most recent average trailing three month gross profit.
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
The Credit Agreement contains certain customary financial, affirmative, and negative covenants, including a minimum net revenue, a minimum cash balance to be held at Pacific Western Bank, a limit on the Company’s ability to incur additional indebtedness, dispose of assets, make certain acquisition transactions, pay dividends or make distributions, and certain other restrictions on the Company’s activities each defined specifically in the agreement. Casper is in compliance with all terms and covenants in the Credit Agreement as of March 31, 2020.
The outstanding balance of the Revolving Line was $15,868 as of March 31, 2020. During the three months ended March 31, 2020, interest expense incurred on the Revolving Line was $186, of which $61 was unpaid and included in accrued expenses on the consolidated balance sheets.
Subordinated Facility
On March 1, 2019, Casper Sleep Inc., Casper Science LLC and Casper Sleep Retail LLC entered into a growth capital loan and security facility agreement with TriplePoint Venture Growth BDC Corp., as lender and collateral agent, and TriplePoint Capital LLC, as lender (or, together with TriplePoint Venture Growth BDC Corp., TriplePoint), which provided for a $50,000 growth capital loan facility (the “Subordinated Facility”). The Subordinated Facility allows for expansion up to an additional $50,000 upon request and approval following full utilization of the initial loan, and has a maturity, at our option, of up to five years.

Borrowings under the Subordinated Facility accrue interest at the prime rate (which, as defined in the Subordinated Facility, shall be as published in the Wall Street Journal with a floor of 5.25%) plus an applicable margin set forth in the table of terms. The table of terms sets forth 18 options that range on term, amortization, interest rate and other features that can range from an annual interest rate of the prime rate plus 0.0% margin for a three months interest only term and up to a prime plus 7.25% margin for 48 months interest only term. End of term payments range from 0.25% of each advance for a three-month term up to 8.25% for each advance with a 48 month repayment option. The Subordinated Facility also has a 1.25% one-time facility fee for the committed amount, which is initially $50,000.

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

The Subordinated Facility contains certain affirmative and negative covenants, including, among others, restrictions on liens, indebtedness, mergers or acquisitions, investments, dividends or distributions, fundamental changes and affiliate transactions.

As of March 31, 2020, the Company was in compliance with all covenants under the Subordinated Facility and the outstanding balance of the loans was $50,000. During the three months ended March 31, 2020, interest expense incurred on the loan was $1,835.

See Note 14 for additional information on warrants issued in conjunction with the subordinated facility.

(8)  Stock-Based Compensation
During the three months ended March 31, 2020, the Company granted 0 stock options.
 During the three months ended March 31, 2020, options to purchase 4,332 shares of common stock were exercised. The intrinsic value, which is the difference between the market value of the stock and the exercise price of the stock options, of those options exercised was $39.
The total number of options vested during the three months ended March 31, 2020, was 321,185 at a total fair value of $1,378.

During the three months ended March 31, 2020, the Company extended the term of certain fully vested stock options for certain employees resulting in the immediate recognition of incremental stock-based compensation expense of $4.

Total stock-based compensation expense of $2,661 was recognized during the three months ended March 31, 2020 and is included within general and administrative expense.

As of March 31, 2020, the total unrecognized stock-based compensation expense related to stock options was $34,877. The Company expects to recognize this expense over the remaining weighted- average period of approximately 2.92 years.

Restricted Stock Units and Performance Stock Units

In February 2020 and in connection with the IPO, the Company's Board of Directors adopted the Company's 2020 Equity Incentive Plan, which became effective upon the filing of the associated Form S-8 on February 11, 2020.

During the three months ended March 31, 2020, the Company granted 1,738,528 restricted stock units (“RSUs”), and 259,616 performance stock units (“PSUs”), of which 3,650 units were forfeited. The fair value of the units granted was equal to the average stock price on the grant date.

Total stock-based compensation expense of $607 was recognized during the three months ended March 31, 2020 and is included within general and administrative expense. The Company expects to recognize the expense over the remaining vesting period of four years for new hire grants, and three years for all other employee and director grants.

The PSUs earned will vest within one year from the grant date based on the Company's performance. As of March 31, 2020, the Company recognized $0 on the PSUs, as the performance metrics are not expected to be achieved based on the fiscal year 2020 forecast.

The following table summarizes the activity related to the Company's RSUs and PSUs:

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

Restricted Stock Units and Performance Stock Units	Outstanding shares	Weighted Average Grant Date Fair Value
Balance as of January 1, 2020	—	$—
Granted	1,998,144	8.77
Vested and converted to shares	—	—
Forfeited or canceled	(3,650)	8.77
Balance as of March 31, 2020	1,994,494	$8.77

(9)  Significant Risks and Uncertainties Including Business and Credit Concentrations
Risks and Uncertainties
In December 2019, the COVID-19 disease caused by the novel coronavirus was reported in the media, and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On March 11, 2020, the WHO characterized COVID-19 as a pandemic. The broader implications of the COVID-19 pandemic on the Company’s results of operations and overall financial performance remain uncertain. The Company may experience constrained supply or slowed customer demand that could materially adversely impact the Company’s business, results of operations and overall financial performance in future periods. As there remains a high degree of uncertainty around the impacts of the COVID-19 pandemic, the Company addresses and evaluates the impacts frequently.
At this stage of the Company's development, the ability to generate positive operating cash flows is a risk. The Company has incurred a net loss from operations and net operating cash outflows for the three months ended March 31, 2020, the years 2019 and 2018 and since inception and has an accumulated deficit. As a result, the Company continues to rely upon investors who contributed cash to cover the Company's current operating expenses and obligations and has the ability to draw down on the line of credit. The Company's success will depend in part on its ability to continue to attract new customers, retain existing customers, and curate and market its products. There can be no assurance that the Company will be able to achieve any or all of these success factors. The Company estimates that it will have adequate liquidity to fund operations through May 13, 2021. In the future, if the Company is unable to attain positive cash flow from operations it will need to raise adequate financing or issue additional debt to maintain its current level of operations and growth.
Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash investments with high-credit quality financial institutions. A significant portion of the Company’s accounts receivable is with its credit card processors and retail partnerships. The Company believes no significant credit risk exists with respect to these financial instruments.
Concentrations
As of March 31, 2020, two customers comprised 37% and 20% of the Company's accounts receivable balance. As of December 31, 2019, one customer comprised 49% of the Company’s accounts receivable balance.
Revenue, net within North America and Europe was approximately $106,359 and $6,685, respectively, for the three months ended March 31, 2020. Revenue, net within North America and Europe was approximately $83,069 and $6,368, respectively, for the three months ended March 31, 2019.

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

One customer accounted for 11% of the Company’s revenue for the three months ended March 31, 2020. No customer accounted for more than 10% of the Company’s revenue in the three months ended March 31, 2019.

(10) Leases
Rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rental expense for operating leases were $5,635 and $2,989 for the three months ended March 31, 2020 and 2019, respectively.
As of March 31, 2020, future minimum lease payments under non-cancelable operating leases consisted of the following:

2020 (remaining nine months)	15,187
2021	20,071
2022	20,574
2023	20,454
2024	16,703
Thereafter	81,863
Total minimum lease payments	$174,852
 The Company maintains leases for its office spaces and retail locations in each location as described in Note 1.
(11) Income Taxes
Effective Tax Rate
The Company’s effective tax rate, which is calculated by dividing each period’s income tax provision by pretax income, was 0.05% and 0.00% during the three month period ended March 31, 2020 and 2019, respectively. The effective tax rates for the three month period ended March 31, 2020 generally differs from the U.S. federal statutory tax rate primarily due to a full valuation allowance related to the Company’s U.S. deferred tax assets.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted into law. The Company has considered the impact of the business provisions in the CARES Act and determined that there is no material impact to the Company's accounting for income taxes.
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
The Company has operations and taxable presence in multiple jurisdictions in the U.S. and outside of the U.S. Tax positions for the Company and its subsidiaries are subject to income tax audits by multiple tax

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

jurisdictions around the world. The Company currently considers U.S. federal and state to be major tax jurisdictions.
Future Changes in Unrecognized Tax Benefits
The total amount of unrecognized tax benefits relating to the Company's tax positions is subject to change based on future events including, but not limited to, settlements of ongoing tax audits and assessments and the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, the Company does not anticipate that the balance of gross unrecognized tax benefits, excluding interest and penalties, will change significantly during the next twelve months. However, changes in the occurrence, expected outcomes, and timing of such events could cause the Company's current estimate to change materially in the future.
  (12) Accrued Expense
Accrued expenses consist of the following:

	March 31, 2020	December 31, 2019
Tax fees	$14,195	$14,033
General trade	17,646	30,568
Marketing	12,987	19,444
Other	10,531	9,085
Total Accrued Expenses	$55,359	$73,130

(13) Convertible Preferred Stock, Common Stock, and Stockholders’ Equity/(Deficit)
(a)  Common Stock
On February 10, 2020, in connection with our IPO, all Class A common stock and Class B common stock were converted into common stock at a par value of $0.000001, and we issued and sold 8,350,000 shares of our common stock at a price to the public of $12.00 per share resulting in net proceeds to us of approximately $88.2 million after deducting the underwriting discount of approximately $6.5 million and offering expenses of approximately $5.5 million.

As of March 31, 2020, the Company had 170,000,000 shares of authorized common stock. Each holder of the Company's common stock is entitled to one vote per share on all matters to be voted upon by the stockholders. There are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Company's Board of Directors out of legally available funds. If there is a liquidation, dissolution or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock.

Holders of the Company's common stock have no preemptive or conversion rights or other subscription rights, and there are no redemption or sinking fund provisions applicable to the common stock. All outstanding shares of the Company's common stock will be fully paid and non-assessable. The rights, preferences and privileges of the holders of the Company's common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock which the Company may designate and issue in the future

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

(b)  Convertible Preferred Stock
On February 10, 2020, upon the closing of the Company's IPO, all outstanding shares of convertible preferred stock were automatically converted into an aggregate of 20,485,054 shares of common stock.

	Series seed preferred stock		Series A preferred stock		Series B preferred stock		Series C preferred stock		Series D preferred stock
Balance at December 31, 2019	3,951,636	$1,826	4,753,421	$12,983	2,378,594	$54,895	5,440,496	$169,098	2,688,765	$81,159
Conversion of redeemable convertible preferred stock to common stock	(3,951,636)	(1,826)	(4,753,421)	(12,983)	(2,378,594)	(54,895)	(5,440,496)	(169,098)	(2,688,765)	(81,159)
Balance at March 31, 2020	—	$—	—	$—	—	$—	—	$—	—	$—

(14) Warrants
In 2014, the Company issued two warrants to purchase common stock that had an expiration date in 2024. The warrant issuances were to 1) a vendor in connection with a credit extension, and 2) a vendor in connection with the release of certain claims. Both warrants were fully vested when issued and were not provided as compensation for any service performed by the warrant holders. As such, they were marked at their fair market value on the date of issuance, and were no longer subject to re-measurement at each subsequent reporting date. The warrants were issued with an exercise price of $0.10 and were subsequently recorded at $8.9 in the consolidated statement of operations.
In connection with the IPO, the above-mentioned warrants were exercised in full and reclassified into 181,133 shares of common stock.
In connection with the Subordinated Facility, as described in Note 7, on March 1, 2019, Casper entered into two warrant agreements with TriplePoint Venture Growth BDC Corp. and TriplePoint Capital LLC for 19,201 shares of Series D preferred stock and 12,801 shares of Series D preferred stock, respectively, at an exercise price per share of $31.24715, (the “TPC Warrants”). TriplePoint’s right under the warrant agreements to purchase the Series D preferred stock will be available for the greater of (i) seven years from March 1, 2019 or (ii) one year from the effective date of an initial public offering, subject to certain exercise conditions in the event our common stock is traded on a securities exchange.
The TPC Warrants may be separated and transferred from the debt and may be separately exercisable. Therefore, they are deemed to be freestanding financial instruments. The TPC Warrants are redeemable for preferred stock upon a deemed liquidation event and are considered redeemable under the SEC ASR 268. Therefore, they are an obligation that require or may require repurchase of shares by transferring assets upon a deemed liquidation event.
In accordance with ASC 470-20-25-2, the proceeds of each debt issuance are allocated between the debt and the respective warrant based on their relative fair values. Each TPC Warrant is recorded as a liability upon initial recognition, with a corresponding debit to record a debt discount. Each reporting period, the TPC Warrants are marked to market with changes in fair value recorded as an increase/decrease in the liability with a corresponding fair value adjustment in other income (expense). The debt discount is initially recorded with each TPC Warrant and is amortized to interest expense over the term of the associated debt using the effective interest method. The TPC Warrants were issued before a liability for the debt was recognized and, as a result, the associated debt discount is classified as a deferred asset, consistent with the treatment of the fees paid to lenders.

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

(15) Recently Issued Accounting Pronouncements
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
Recently Adopted Accounting Pronouncement
In the first quarter of 2019, Casper adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective transition method and applying this approach to contracts not completed as of the date of adoption. ASC 606 establishes a single comprehensive model for entities to use in accounting for revenue under GAAP and requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 also requires certain disclosures regarding qualitative and quantitative information with respect to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Comparative prior period information has not been restated and continues to be reported in accordance with accounting standards in effect for those periods. Please see Note 5 for additional revenue disclosures.
There was no material effect of adoption of ASC 606 on our consolidated financial statements other than the impact on disclosures.
New Accounting Pronouncements, Not Yet Adopted
Accounting pronouncements not listed below were assessed and determined to be not applicable or are expected to have minimal impact on the consolidated financial statements.

Lease Guidance
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which supersedes the existing lease guidance under current GAAP. ASU 2016-02 is based on the principle that entities should recognize assets and liabilities arising from leases. The new standard does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard and leases continue to be classified as finance or operating. ASU 2016-02’s primary change is the requirement for entities to recognize a lease liability for payments and a right-of-use (“ROU”) asset representing the right to use the leased asset during the term of an operating lease arrangement. Lessees are permitted to make an accounting policy election not to recognize the asset and liability for leases with a term of 12 months or less. In addition, ASU 2016-02 expands the disclosure requirements of lease arrangements. Upon adoption, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, “Targeted Improvements”, which allows for a new, optional transition method that provides the option to use the effective date as the date of initial application on transition. Under this option, the comparative periods would continue to apply the legacy guidance in Accounting Standard Codification (“ASC”) 840, including the disclosure requirements, and a cumulative effect adjustment would be recognized in the period of adoption rather than the earliest period presented. Under this transition option, comparative reporting would not be required, and the provisions of the standard would be applied prospectively to leases in effect at the date of adoption. The Company is currently working to

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

complete the design of new processes and internal controls, which include the implementation of a software solution and finalizing the evaluation of Casper’s population of leased assets to assess the effect of the new guidance on the financial statements. The Company plans to adopt the new guidance effective January 1, 2021, but have not determined which transition method will be utilized. The new standard provides a number of optional practical expedients in transition. The Company expects to elect the “package of practical expedients” which permits us not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements (the latter is not applicable to us). Casper expects the adoption of the new standard to have a material effect on the Consolidated Financial Statements upon adoption. While the Company continues to assess all of the effects of the adoption, it currently believes the most significant effects relate to the recognition of new ROU assets and lease liabilities on the Consolidated Balance Sheets for operating leases, as well as providing significant new disclosures about leasing activities.
(16) Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	March 31, 2020	March 31, 2019
Numerator
Historical net loss	$(34,466)	$(17,449)
Numerator for basic and diluted loss per share	$(34,466)	$(17,449)

Denominator
Weighted-average common shares outstanding	27,909,141	10,415,686
Denominator for basic and diluted net loss per share	27,909,141	10,415,686
Net loss per share attributable to common stockholders, basic and diluted	(1.23)	(1.68)
 Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares plus common equivalent shares for the period, including any dilutive effect from such shares. Common equivalent shares are convertible preferred stock, convertible preferred stock warrants, shares issuable upon the exercise of stock options and unvested shares of RSUs.
Since the Company was in a loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the inclusion of all potential common shares outstanding would have been anti-dilutive.
The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the three months ended March 31, 2020 and 2019.

	March 31, 2020	March 31, 2019
Warrants to purchase common stock	33,311	214,444
Stock options and RSUs	7,649,063	4,822,383

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

(17) Subsequent Events
The Company has assessed subsequent events through the date of this Quarterly Report on Form 10-Q and has concluded the following required disclosure in the consolidated financial statements.

The Company has taken proactive measures in response to the COVID-19 pandemic focused on optimizing its business model and cash management, including the implementation of an employee furlough program applicable to the vast majority of the Company’s non-exempt and exempt retail employees, effective as of April 6, 2020 and April 13, 2020, respectively. The Company also extended the temporary closure of its North America retail stores through the date of this Quarterly Report on Form 10-Q. The Company’s retail stores closures and employee furloughs will continue until operations can safely and responsibly resume in accordance with guidance from applicable government and public health officials.

On April 21, 2020, the Company announced a number of additional restructuring actions focused on cost savings and renewed focus on commercial operations in North America. The Company implemented a reduction in personnel that will impact approximately 80 corporate employees across its North American and European offices, comprising approximately 21% of its corporate workforce globally. In connection with the reduction in personnel, the Company expects to incur approximately $1.0 million in employee-related costs. In addition, on April 21, 2020, the Company announced the wind-down of its European operations, which is expected to be largely completed by the end of 2020. The cost associated with the Company's wind-down of its European operations is still being assessed.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2019, and other factors set forth in other parts of this Quarterly Report on Form 10-Q.
Overview
As a pioneer of the evolving business of sleep, or what we call the Sleep Economy, we bring the benefits of cutting-edge sleep technology, data, and insights directly to consumers. We focus on building direct relationships, providing a human experience, and making shopping for sleep joyful. We meet consumers wherever they are, online and in person, providing a fun and engaging experience, while reducing the hassles associated with traditional purchases.
Our products seek to address real life sleep challenges by optimizing for a variety of factors that impact sleep like; the microclimate under the covers by regulating humidity and temperature; comfort and support, through the use of high-quality materials and ergonomic designs; and the ambience and sleep environment, through smart devices that provide sleep-conducive lighting. We also work to address “the little things” in our products, offering innovative features to make the sleep experience better and less stressful. Casper Labs innovates throughout the Sleep Economy. Based in San Francisco, Casper Labs has over 25,000 square feet of fabrication and test space, featuring state-of-the-art capabilities to test against a wide range of factors affecting sleep quality. Casper Labs controls every aspect of our product offerings, including design and construction, material performance requirements, manufacturing protocols, supplier selection, packaging specifications, and quality assurance. We believe that no other company in the category has our level of product development talent, resources, or expertise.
We distribute our products through a flexible, multi-channel approach combining our direct-to-consumer channel, including our e-commerce platform and retail stores, with our retail partnerships. Our presence in physical retail stores has proven complementary to our e-commerce channel, as we believe interaction with multiple channels has created a synergistic “network effect” that increases system-wide sales as a whole. We believe our multi-channel expansion creates synergies and that these channels, to date, have proven to be complementary, not cannibalistic.
Please see “Factors Affecting our Financial Condition and Results of Operations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K filed on March 19, 2020, for a discussion of the factors that generally are expected to impact our business.
Impact of COVID-19 Pandemic
Casper is closely monitoring how the spread of the COVID-19 pandemic caused by the novel coronavirus is affecting its employees, customers and business operations. We have developed preparedness plans to help protect the safety of our employees and customers, while safely continuing business operations.

Due to the global spread of the outbreak, the severity of the pandemic in New York and California where we have corporate offices, and in line with guidance from public health officials, we have temporarily restricted access to our offices and implemented a mandatory remote work policy during this period. Our offices will remain closed until we are able to safely and responsibly re-open them in accordance with governmental and public health guidance, as well as health and safety policies tailored to our operations.

In addition, as of March 17, 2020, we have temporarily closed our retail stores, which negatively impacted our revenue in owned retail stores during the quarter ended March 31, 2020. As physical retail begins to re-open in certain areas across the country, we plan to begin offering virtual consultations from select retail stores starting this week and, once we are able to responsibly do so in accordance with government and public health guidance, will subsequently introduce one-on-one in-store appointments, followed by curbside pickup services. The health and safety of our customers and employees remain our top priority, and we are implementing a suite of COVID-19-related operating policies and protocols as part of our re-opening procedures. Additionally, we are reducing the number of planned openings of new retail stores in 2020, and expect total capital expenditures to be below $15 million for the year ending December 31, 2020, with the majority of such expenditures expected to occur in the first half of 2020.

We have also worked with our manufacturing, logistics and other supply chain partners to build communication and monitoring processes for key aspects of our product and delivery supply chain. To date, while certain of our suppliers have temporarily shut down their facilities due to the COVID-19 outbreak, we have experienced relatively minor impacts on our inventory availability and delivery capacity since the outbreak, none of which has materially impacted our ability to service our customers, due in part to the new suppliers and increased sourcing capabilities we on-boarded throughout 2019 and into 2020.

As a result, the COVID-19 pandemic has impacted, and we expect will continue to impact, our revenues, results of operations and financial condition. In response, we have taken proactive measures focused on optimizing our business model and cash management. Specifically, we implemented an employee furlough program applicable to the vast majority of our retail employees and a reduction in personnel that will impact approximately 80 corporate employees across our North American and European offices, comprising approximately 21% of our corporate workforce globally. In addition, on April 21, 2020, we announced the wind-down of our European operations, which is expected to be largely completed by the end of 2020. As a result of these actions, we expect to achieve more than $10 million in annualized savings and to incur approximately $1.0 million in employee-related expenses. Coupled with the $116.1 million in cash and cash equivalents on our balance sheet as of March 31, 2020, we believe these restructuring initiatives will further strengthen our balance sheet position and provide us with the flexibility and resilience to weather the COVID-19 pandemic.

We are also carefully monitoring shifting consumer behavior from physical retail stores to our online platform. As of the date of this Quarterly Report on Form 10-Q, we have observed continued strength in our e-commerce sales since the end of the quarter ended March 31, 2020, due in part to changing consumer behavior during the COVID-19 pandemic and a multi-year high in e-commerce marketing efficiency due to recent declines in advertising costs. It remains uncertain, however, whether these trends will continue as the pandemic and the responses to it evolve. In addition, while certain of our retail partners have temporarily closed their stores due to the COVID-19 pandemic, we have not experienced a material impact on retail partnership sales, as our online sales with retail partners have remained stable and the majority of our largest retail partners' stores have remained open for business. Further, we have not experienced any material issues to date with respect to our accounts receivables from our retail partners, nor have we needed to materially increase our allowances for accounts receivable balances. We are, however, continuing to work closely with our retail partners to monitor the situation.

At this time, however, there is significant uncertainty relating to the trajectory of the COVID-19 pandemic and impact of related responses. Notwithstanding the developments in our operating results since the end of the quarter ended March 31, 2020, there is no guarantee that such trends will continue, or that our business, financial condition or results of operations will not be further impacted by the continued spread of the pandemic. See “Risk Factors—The COVID-19 pandemic has affected, and could continue to adversely affect, our business, financial condition and results of operations” in Part II, Item 1.A. of this Quarterly Report on Form 10-Q.

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
Cost of Goods Sold
Cost of goods sold consists of costs of purchased merchandise, including freight, duty, and non-refundable taxes incurred in delivering goods to our consumers and distribution centers, packaging and component costs, warehousing and fulfillment costs, damages, and excess and obsolete inventory write-downs.
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
Sales and Marketing Expenses.    Sales and marketing expenses represent the largest component of our operating expenses and consist primarily of advertising and marketing promotions of our products and services as well as consulting and contractor expenses. While we expect a decrease in sales and marketing expenses in the short-term due to the impact of the COVID-19 pandemic, on a long-term basis, we expect our sales and marketing expenses to increase in absolute dollars as we continue to promote our offerings. At the same time, on a long-term basis, we also anticipate that these expenses will decrease as a percentage of our sales revenue, net over time, as we improve marketing efficiencies and grow channels that require lower sales and marketing support.
General and Administrative Expenses.    General and administrative expenses consist of personnel-related costs for our retail operations, finance, legal, human resources, and IT functions, as well as litigation expenses, credit card fees, professional services, rent and operating costs associated with our retail stores, depreciation and amortization, and other administrative expenses. General and administrative expenses also include research and development expenses consisting primarily of personnel related expenses, consulting and contractor expenses, tooling, test equipment and prototype materials. While we expect a decrease in general and administrative expenses in the short-term due to the impact of the COVID-19 pandemic, on a long-term basis, we expect our general and administrative expenses to increase in absolute dollars due to the growth of our business and related infrastructure as well as legal, accounting, insurance, investor relations and other compliance costs associated with becoming a public company. On a long-term basis, we also expect our general and administrative expenses to decrease as a percentage of our sales revenue, net over time, as we scale our business.
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
We reduce deferred tax assets, if necessary, by a valuation allowance if it is more likely than not that we will not realize some or all of the deferred tax assets. In making such a determination, we consider all available positive and negative evidence, including taxable income in prior carryback years (if carryback is permitted under the relevant tax law), the timing of the reversal of existing taxable temporary differences, tax-planning strategies and projected future taxable income. Please refer to Note 10 to our unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional information on the composition of these valuation allowances and for information on the impact of U.S. tax reform legislation. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position.
We recognize interest and penalties related to uncertain tax positions within the provision for (benefit from) income taxes on our consolidated statement of operations and comprehensive loss.
Seasonality and Quarterly Comparability
Our revenue includes a seasonal component, with the highest sales activity normally occurring during the second and third quarters of the year due to back-to-school, home moves and other seasonal factors, along with seasonal promotions we offer during these quarters. The timing of on-boarding new retail partnerships, which typically launch with large inventory buy-ins, and the timing of launching new products may also impact comparability between periods. These factors can also impact our working capital and/or inventory balances in a given period. Further, the full extent to which the COVID-19 pandemic may impact our seasonality and quarterly comparability will depend on numerous evolving factors that we are not be able to accurately predict due to the uncertainty related to the pandemic as of the date of this Quarterly Report on Form 10-Q.
Results of Operations
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
        The following table sets forth information comparing the components of operations and comprehensive loss for the periods indicated.

	Three months ended March 31		Period over Period Change		Three months ended March 31
	2020	2019	Dollar	Percentage	2020	2019
	(in thousands, except percentages)				(as a % of sales revenue net)
Revenue, net	$113,044	$89,437	$23,607	26.4%	100.0%	100.0%
Cost of goods sold	60,080	45,865	14,215	31.0%	53.1%	51.3%
Gross profit	52,964	43,572	9,392	21.6%	46.9%	48.7%
Operating expenses
Sales and marketing expenses	37,474	29,605	7,869	26.6%	33.1%	33.1%
General and administrative expense	48,298	30,884	17,414	56.4%	42.7%	34.5%
Total operating expenses	85,772	60,489	25,283	41.8%	75.9%	67.6%
Loss from operations	(32,808)	(16,917)	(15,891)	93.9%	(29.0)%	(18.9)%
Other (income) expense:
Net interest expense	2,156	257	1,899	739.1%	1.9%	0.3%
Other (income) expense, net	(514)	275	(789)	(287.1)%	(0.5)%	0.3%
Total other expenses, net	1,642	532	1,110	208.6%	1.5%	0.6%
Loss before income taxes	(34,450)	(17,449)	(17,001)	97.4%	(30.5)%	(19.5)%
Income tax (benefit) expense	16	—	16	—%	—%	—%
Net loss	(34,466)	(17,449)	(17,017)	97.5%	(30.5)%	(19.5)%
Other comprehensive income (loss)
Currency translation adjustment	447	198	249	125.8%	0.4%	0.2%
Total comprehensive loss	$(34,019)	$(17,251)	$(16,768)	97.2%	(30.1)%	(19.3)%
Revenue, Net
Revenue, net was $113.0 million for the three months ended March 31, 2020, an increase of $23.6 million, or 26.4%, compared to $89.4 million for the three months ended March 31, 2019. Revenue, net increased as a result of increased sales through our direct-to-consumer and retail partnership channels and the introduction of new products. Direct-to-consumer sales increased $10.2 million, or 12.8% compared to the three months ended March 31, 2019 as we continued to gain market share and expand our retail presence to 59 stores, an increase of 37 net new stores compared with our retail footprint in the first quarter of 2019. Due to the COVID-19 outbreak, we temporarily closed our North American retail stores beginning on March 17, 2020, which impacted our retail results in the first quarter. Sales to retail partners increased $13.4 million, or 142.9% compared to the three months ended March 31, 2019, driven by growth of sales activity with existing partners, the introduction of 11 new partners compared to the same period in the prior year to end the quarter with 20 partners, and the expansion of our product offerings.

Gross Profit and Cost of Goods Sold
Gross profit was $53.0 million for the three months ended March 31, 2020, an increase of $9.4 million, or 21.6%, compared to $43.6 million for the three months ended March 31, 2019. Cost of goods sold was $60.1 million for the three months ended March 31, 2020, an increase of $14.2 million, or 31.0%, compared to $45.9 million for the three months ended March 31, 2019. Gross margin for the three months ended March 31, 2020 was 46.9% compared to 48.7% for the three months ended March 31, 2019. The decrease in gross margin was driven by a 130 basis points charge associated with a change in our logistics provider, which we expect will have an ongoing benefit to cost of goods sold, and increased discounting compared to the same period in the prior year mainly due to clearance sales of prior models in advance of the new mattress launch at the end of the first quarter of 2020. These cost increases offset the positive impact of the implementation of supply chain initiatives designed to reduce product unit costs, which had a favorable impact to our cost of goods sold during the period.
Sales and Marketing Expense
Sales and marketing expenses were $37.5 million for the three months ended March 31, 2020, an increase of $7.9 million, or 26.6%, compared to $29.6 million for the three months ended March 31, 2019. Sales and marketing expenses increased as we continued to invest in driving traffic to our e-commerce website, market our products to consumers and build our brand. Sales and marketing expenses as a percentage of revenue, net was 33.1% for the three months ended March 31, 2020, comparable to 33.1% for the three months ended March 31, 2019, and reflective of our ability to maintain efficiency, even as our overall investment in sales and marketing increased.
General and Administrative Expenses
General and administrative expenses were $48.3 million for the three months ended March 31, 2020, an increase of $17.4 million, or 56.4%, compared to $30.9 million for the three months ended March 31, 2019. General and administrative expenses increased as we invested to support our growing business, particularly with the operating costs of our expanded retail presence of 37 net new stores compared to the first quarter of 2019, as well as additional investments in software and product development, plus new public company costs, such as the implementation of new equity plans. General and administrative expenses as a percentage of revenue, net increased from 34.5% for the three months ended March 31, 2019 to 42.7% for the three months ended March 31, 2020 reflecting our increased investment.
Total Other Expenses, Net
Total other expenses, net was $1.6 million for the three months ended March 31, 2020, an increase of $1.1 million, or 208.6%, compared to $0.5 million for the three months ended March 31, 2019. The increase in total other expenses, net was due to interest incurred on our Subordinated Facility (as defined herein) and Senior Secured Facility (as defined herein).
Key Operating Metrics and Non-GAAP Financial Measures
We prepare and analyze operating and financial data to assess the performance of our business and allocate our resources. The key operating performance and financial metrics and indicators we use are set forth below. The following table sets forth our key performance indicators for the three months ended March 31, 2020 and 2019.

	Three months ended March 31,
(in thousands, except percentages)	2020	2019
Gross margin	46.9%	48.7%
Adjusted EBITDA	$(22,887)	$(14,333)
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
We define Adjusted EBITDA as net loss before net interest expense, income tax expense and depreciation and amortization as further adjusted to exclude the impact of stock-based compensation expense, restructuring costs, and expenses incurred in connection with our initial public offering. We caution investors that amounts presented in accordance with our definition of Adjusted EBITDA may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate Adjusted EBITDA in the same manner. We present Adjusted EBITDA because we consider them to be important supplemental measures of our performance and believe it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including this non-GAAP financial measure as a reasonable basis for comparing our ongoing results of operations.
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
By providing this non-GAAP financial measure, together with the reconciliation, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as an alternative to, or a substitute for net income or other financial statement data presented in our consolidated financial statements as indicators of financial performance. Some of the limitations are:
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
Due to these limitations, Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using these non-GAAP measures only supplementally. As noted in the table below, Adjusted EBITDA includes adjustments to exclude the impact of stock-based compensation expense and material infrequent items, including but not limited to the costs of our initial public offering and restructuring, among other items. It is reasonable to expect that these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and may complicate comparisons of our internal operating results and operating results of other companies over time. In addition, Adjusted EBITDA includes adjustments for other items that we do not expect to regularly record following our initial public offering. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation table below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.
The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss:

	Three months ended March 31,
(in thousands)	2020	2019
Net loss	$(34,466)	$(17,449)
Income tax expense	16	—
Net interest expense	2,156	257
Depreciation and amortization	4,129	1,152
Stock based compensation(a)	2,661	1,650
Restructuring(b)	1,830	—
Transaction costs(c)	787	57
Adjusted EBITDA	$(22,887)	$(14,333)

(a) Represents non-cash stock-based compensation expense.
(b) Represents costs associated with restructuring our retail operations and organizational structure, including severance, contract termination costs and other exit activities.
(c) Represents expenses incurred for professional, consulting, legal, and accounting services performed in connection with our initial public offering, which are not indicative of our ongoing costs and which were discontinued following the completion of our initial public offering.
Liquidity and Capital Resources
Sources of Funds
Our principal sources of liquidity are our cash and cash equivalents, our Senior Secured Facility (as defined herein), our Subordinated Facility (as defined herein), and working capital from operations. Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds. As of March 31, 2020, we had $116.1 million of cash and cash equivalents.
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
We believe that our sources of liquidity and capital will be sufficient to finance our growth strategy and resulting operations, planned capital expenditures and the additional expenses we expect to incur for at least the next 12 months. However, we cannot assure you that cash provided by operating activities or cash and cash equivalents will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all. See “Risk Factors—Risks Related to Our Business—Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from growing” in our Annual Report on Form 10-K for the year ended December 31, 2019.
In response to the COVID-19 pandemic, we have taken proactive measures focused on optimizing our business model and cash management. Specifically, we implemented an employee furlough program applicable to the vast majority of our retail employees and a reduction in personnel that will impact approximately 80 corporate employees across our North American and European offices, comprising approximately 21% of our corporate workforce globally. In addition, on April 21, 2020, we announced the wind-down of our European operations, which is expected to be largely completed by the end of 2020. In total, we expect these actions to result in more than $10 million in annualized savings and approximately $1.0 million in employee-related expenses. While the extent to which the COVID-19 pandemic will impact our business, financial condition and results of operations is uncertain, coupled with the $116.1 million in cash and cash equivalents on our balance sheet as of March 31, 2020, we believe these restructuring initiatives will further strengthen our balance sheet position and provide us with the flexibility and resilience to weather the COVID-19 pandemic. See “Risk Factors—The COVID-19 pandemic has affected, and could continue to adversely affect, our business, financial condition and results of operations” in Part II, Item 1.A. of this Quarterly Report on Form 10-Q.

Our capital expenditures consist primarily of retail infrastructure, leasehold improvements, product development and computers and hardware. In December 2018, we signed an agreement for a headquarters in New York for a period of 15 years with a five-year renewal option. Rent payments began on the new headquarters in January 2020.
Historical Cash Flows
The following table shows summary cash flow information for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
(in thousands)	2020	2019
Net cash flows used in operating activities:	$(33,068)	$(6,456)
Net cash used in investing activities	(7,090)	(6,836)
Net cash provided by financing activities	88,256	40,937
Effect of exchange rate changes	447	198
Net increase in cash and cash equivalents	$48,545	$27,843
Operating Activities.    Net cash used in operating activities consists of net loss adjusted for certain non-cash items, including share-based compensation, property and equipment depreciation, long-term deferred rent and deferred income taxes, as well as the effect of changes in inventory and other working capital amounts.
For the three months ended March 31, 2020, net cash used in operating activities was $33.1million and was comprised primarily of net loss of $34.5 million, decreased by $7.2 million related to non-cash adjustments, primarily related to depreciation and amortization, and share based compensation. Changes in working capital increased cash used in operating activities by $5.8 million, primarily due to a decrease in accrued expenses of $17.8 million and a decrease in deferred revenue of $5.8 million, partially offset by an increase in accounts payable of $7.1 million and a decrease in accounts receivable of $10.6 million.

For the three months ended March 31, 2019, net cash used in operating activities was $6.5 million and was comprised primarily of net loss of $17.4 million, decreased by $2.9 million related to non-cash adjustments, primarily related to depreciation and amortization, and share-based compensation. Changes in working capital decreased cash used in operating activities by $8.1 million, primarily due to a decrease in accounts receivable of $9.2 million and a decrease in inventory of $2.7 million, partially offset by a decrease in deferred revenue of $3.4 million and an increase in other assets of $2.0 million.

Investing Activities.    Our net cash used in investing activities primarily consists of purchases of property and equipment and issuances of notes receivables.
For the three months ended March 31, 2020, net cash used in investing activities was $7.1 million and was comprised of purchases of property and equipment.

For the three months ended March 31, 2019, net cash used in investing activities was $6.8 million and was primarily comprised of $7.1 million in purchases of property and equipment, partially offset by a $0.2 million decrease in note receivable.

Financing Activities.    For the three months ended March 31, 2020, net cash provided by financing activities was $88.3 million from the issuance of equity in our initial public offering and the exercise of stock options and warrants.

For the three months ended March 31, 2019, net cash provided by financing activities was $40.9 million and primarily consisted of $43.2 million from the issuance of equity and the exercise of stock options, partially offset by a $2.3 million repayment of our Senior Secured Facility.
Senior Secured Facility
As of March 31, 2020, we have a $25.0 million secured revolving credit facility (“Senior Secured Facility”) with Pacific Western Bank as lender that becomes due and payable on September 1, 2020. As of March 31, 2020 we had $15.9 million outstanding and $7.6 million of letters of credit issued pursuant to the Senior Secured Facility with $1.5 million remaining available for borrowing.

Borrowings under the Senior Secured Facility accrue interest at an annual rate equal to the greater of (i) the prime rate or (ii) 3.50%. The “prime rate” is defined as the variable rate of interest, per annum, most recently announced by Pacific Western Bank, as its “prime rate,” whether or not such announced rate is the lowest rate available from Pacific Western Bank. A nominal annual fee is due each October 1, and, in accordance with the terms of the Senior Secured Facility, we paid a one-time success fee of $150,000 to Pacific Western Bank in the first quarter following the completion of our initial public offering of our equity securities.
The Senior Secured Facility contains certain affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, dividends and distributions, investments, mergers or consolidations and a minimum amount of cash resources or assets we are required to maintain. As of March 31, 2020, we were in compliance with all covenants and other obligations under the Senior Secured Facility.
Subordinated Facility
As of March 31, 2020, we have a $50.0 million secured growth capital loan facility (“Subordinated Facility”) with TriplePoint Venture Growth BDC Corp., as lender and collateral agent, and TriplePoint Capital LLC, as lender (or, together with TriplePoint Venture Growth BDC Corp., TriplePoint).
In connection with the Subordinated Facility, on March 1, 2019, we entered into two warrant agreements with TriplePoint Venture Growth BDC Corp. and TriplePoint Capital LLC for 19,201 shares of Series D preferred stock and 12,801 shares of Series D preferred stock, respectively, at an exercise price per share of $31.24715. TriplePoint’s right under the warrant agreements to purchase the Series D preferred stock will be available for seven years from March 1, 2019, subject to certain exercise conditions. In the event these warrant agreements are exercised, TriplePoint will have the right to purchase under the warrant agreements the common stock into which each share of the Series D preferred stock is convertible at the time of such exercise.
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
The Subordinated Facility contains certain affirmative and negative covenants, including, among others, restrictions on liens, indebtedness, mergers or acquisitions, investments, dividends or distributions, fundamental changes and affiliate transactions. As of March 31, 2020, we had $50.0 million outstanding and were in compliance with all covenants and other obligations under the Subordinated Facility.
Initial Public Offering
On February 10, 2020, in connection with our initial public offering, we issued and sold 8,350,000 shares of our common stock at a price to the public of $12.00 per share, resulting in net proceeds to us of approximately $88.2 million, after deducting the underwriting discount of approximately $6.5 million and offering expenses of approximately $5.5 million.
Contractual Obligations
There have been no material changes to our contractual obligations during the three months ended March 31, 2020 from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any off-balance sheet arrangements.
Recent Accounting Pronouncements
See Note 15 to our unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further information on certain accounting standards that have been recently adopted or that have not yet been required to be implemented and may be applicable to our future operations.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies from our disclosure reported in “Critical Accounting Policies and Estimates” of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk from changes in interest rates, foreign currency and inflation. All these market risks arise in the normal course of business, as we do not engage in speculative trading activities.

During the three months ended March 31, 2020, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are from time to time subject to various claims, lawsuits and other legal proceedings, including intellectual property claims. Some of these claims, lawsuits and other legal proceedings involve highly complex issues, and often these issues are subject to substantial uncertainties. Accordingly, our potential liability with respect to a large portion of such claims, lawsuits and other legal proceedings cannot be estimated with certainty. Management, with the assistance of legal counsel, periodically reviews the status of each significant matter and assesses potential financial exposure. We recognize provisions for claims or pending litigation when we determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates. If management’s estimates prove incorrect, we could incur a charge to earnings which could have a material adverse effect on our results of operations, financial condition, and cash flows.

Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report on Form 10-Q. There have been no material changes in the risks affecting the Company since the filing of our Annual Report on Form 10-K for the year ended December 31, 2019, except for the following:
The COVID-19 pandemic has affected, and could continue to adversely affect, our business, financial condition and results of operations.
The COVID-19 pandemic continues to rapidly evolve. At this time, there continues to be significant volatility and uncertainty relating to the full extent to which the COVID-19 pandemic and the various responses to it will impact our business, operations and financial results. We currently have third-party manufacturing partners in various locations, including China, Vietnam and the United States, among others. Certain of our suppliers and the manufacturers of certain of our products have been and may continue to be adversely impacted by the COVID-19 crisis. As a result, we may face delays or difficulty sourcing products, which could negatively affect our business and financial results. Even if we are able to find alternate sources for such products, they may cost more, which could adversely impact our results of operations and financial condition. With respect to consumer demand, we have experienced changing consumer behavior in our direct-to-consumer channel since late February 2020, including a cessation in retail foot traffic due to the temporary closure of our North American retail stores, which has adversely affected our revenues. Our retail stores in North America will remain closed until operations can safely and responsibly resume in accordance with guidance from applicable government and public health officials, and these closures may continue to adversely affect our revenues. The COVID-19 pandemic has also caused us to cancel planned openings of new retail store locations and certain of our retail partners to temporarily close their stores where our products are sold, both of which we expect will further reduce our revenues and adversely affect our results of operations and financial condition.

Due to the impacts of the COVID-19 pandemic on our business, operations and financial condition, we implemented an employee furlough program that we expect will continue until we are able to safely and responsibly resume our retail operations. Further, we have reduced our corporate personnel by approximately 21% and announced the wind-down of our European operations. In addition, due to the severity of the outbreak in New York and California, where we have corporate offices, we continue to temporarily restrict access to our offices until we are able to re-open in accordance with governmental and public health guidance. Any of these actions may impact our employees’ morale and productivity and cause disruptions to our retail and corporate operations.

While the ultimate global economic impact and duration of the COVID-19 pandemic is difficult to assess or predict, the economic downturn caused by the pandemic could cause certain of our suppliers or retail partners to go out of business or otherwise cause supply chain and distribution constraints, result in increased costs or delays in the manufacturing of our products, or negatively impact consumers’ ability or willingness to pay for our products, any of which could have a material adverse effect on our business, financial condition or results of operations. The extent to which the COVID-19 pandemic will impact our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the transmission rate of the disease, the duration and extent of the pandemic, travel restrictions and social distancing in North America, the duration and extent of business closures and business disruptions, and the effectiveness of actions taken to contain, treat and prevent the disease.
 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
The following sets forth information regarding unregistered securities sold from January 1, 2020 through March 31, 2020:
•From January 1, 2020 to March 31, 2020, we issued an aggregate of 4,332 shares of our Class B common stock upon the exercise of options under the Casper Sleep Inc. 2015 Equity Incentive Plan, as amended, at exercise prices ranging from $0.77 to $13.60 per share, for an aggregate purchase price of $17,754.44.
The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 promulgated under the Securities Act, or Rule 701, as transactions under benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an employee, and had adequate access, through employment, to information about us.
Use of Proceeds
On February 10 2020, in connection with our initial public offering, we issued and sold 8,350,000 shares of our common stock at a price to the public of $12.00 per share resulting in net proceeds to us of approximately $88.2 million, after deducting the underwriting discount of approximately $6.5 million and offering expenses of approximately $5.5 million. All shares issued and sold were registered pursuant to a registration statement on Form S-1 (File No. 333-235874), as amended ("the Registration Statement"), declared effective by the SEC on February 5, 2020.
The net proceeds of approximately $88.2 million from our initial public offering have been invested in money market funds. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus, filed with the SEC on February 7, 2020 pursuant to Rule 424(b)(4) relating to our Registration Statement.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Not applicable.

Item 6. Exhibits.

		Incorporated by Reference				Filed/Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	S-8	333-236377	4.1	2/11/20
3.2	Amended and Restated Bylaws	S-8	333-236377	4.2	2/11/20
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-235874	4.1	1/27/20
4.2	Amended and Restated Investors’ Rights Agreement, dated as of February 4, 2019, by and among Casper Sleep Inc. and certain holders of its capital stock	S-1	333-235874	4.2	1/10/20
10.1	Casper Sleep Inc. 2020 Equity Incentive Plan	S-8	333-236377	4.3	2/11/20
10.2	Casper Sleep Inc. 2020 Employee Stock Purchase Plan	S-8	333-236377	4.4	2/11/20
10.3	Casper Sleep Inc. Non-Employee Director Compensation Policy	S-1	333-235874	10.15	1/10/20
10.4	Form of Indemnification Agreement between Casper Sleep Inc. and its directors and officers	S-1	333-235874	10.16	1/10/20
10.5	Employment Agreement between Casper Sleep Inc. and Philip Krim	S-1/A	333-235874	10.17	1/27/20
10.6	Form of 2020 Stock Option Agreement	10-K	001-39214	10.18	3/19/20
10.7	Form of 2020 RSU Agreement	10-K	001-39214	10.19	3/19/20
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASPER SLEEP INC.

Date: May 12, 2020	By:	/s/ Philip Krim
Philip Krim
Chief Executive Officer
(principal executive officer)

Date: May 12, 2020	By:	/s/ Gregory Macfarlane
Gregory Macfarlane
Chief Financial Officer and Chief Operating Officer
(principal financial and accounting officer)