Form 10-Q
period 2020-06-30
Casper Sleep Inc.
filed 2020-08-11
CIK 1598674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________
Commission File Number: 001-39214

Casper Sleep Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	46-3987647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Three World Trade Center 175 Greenwich Street, Floor 39 New York, NY	10007
(Address of principal executive offices)	(Zip Code)

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
Yes  ☐  No  ☒
The number of shares of registrant's common stock outstanding as of August 10, 2020 was 40,151,546.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION (unaudited)
Item 1.	Consolidated Financial Statements	6
	Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019	6
	Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2020 and 2019	7
	Consolidated Statement of Changes in Convertible Preferred Stock and Stockholders’ Equity/(Deficit) for the three and six months ended June 30, 2020 and 2019	8
	Consolidated Statement of Cash Flows for the six months ended June 30, 2020 and 2019	10
	Notes to Unaudited Consolidated Interim Financial Statements	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	42

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	45
Signatures		46

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Casper Sleep Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	As of
Assets	June 30, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$98,218	$67,578
Accounts receivable, net	23,375	31,059
Prepaid expenses and other current assets	14,134	23,924
Inventory, net	37,220	39,358
Total current assets	172,947	161,919
Property and equipment, net	68,849	66,262
Other assets	1,367	2,137
Total assets	$243,163	$230,318

Liabilities, Convertible Preferred Stock and Stockholders’ Equity/(Deficit)
Current liabilities:
Accounts payable	27,260	30,734
Accrued expenses	60,811	73,130
Deferred revenue	7,220	9,673
Other current liabilities	25,889	34,422
Total current liabilities	121,180	147,959
Other liabilities	73,992	69,492
Total liabilities	195,172	217,451
Convertible preferred stock, $0.000001 par value - zero and 19,213 shares authorized; zero and 19,181 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	319,961
Stockholders’ equity/(deficit):
Common stock, $0.000001 par value - 170,000 and zero shares authorized; 39,743 and zero issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	432,143	18,097
Accumulated other comprehensive (loss) income	(221)	69
Accumulated deficit	(383,931)	(325,260)
Total stockholders’ equity/(deficit)	47,991	(307,094)
Total liabilities, convertible preferred stock and stockholders’ equity/(deficit)	$243,163	$230,318
See accompanying notes to consolidated financial statements (unaudited).

Casper Sleep Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$110,196	$95,227	$223,240	$184,664
Cost of goods sold	53,131	48,535	113,211	94,400
Gross profit	57,065	46,692	110,029	90,264
Operating expenses
Sales and marketing expenses	33,181	39,838	70,655	69,443
General and administrative expense	42,017	33,250	89,004	64,134
Restructuring expenses	4,129	—	5,440	—
Total operating expenses	79,327	73,088	165,099	133,577
Loss from operations	(22,262)	(26,396)	(55,070)	(43,313)
Other (income) expense
Net interest expense	2,152	285	4,308	542
Other (income) expense, net	(219)	279	(733)	554
Total other expenses, net	1,933	564	3,575	1,096
Loss before income taxes	(24,195)	(26,960)	(58,645)	(44,409)
Income tax expense	10	(33)	26	(33)
Net loss	(24,205)	(26,927)	(58,671)	(44,376)
Other comprehensive income (loss)
Currency translation adjustment	(737)	(103)	(290)	95
Total comprehensive loss	$(24,942)	$(27,030)	$(58,961)	$(44,281)

Net loss per share attributable to common stockholders, basic and diluted	$(0.61)	$(2.56)	$(1.74)	$(4.24)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	39,708,401	10,537,349	33,808,771	10,476,854

See accompanying notes to consolidated financial statements (unaudited).

Casper Sleep Inc. and Subsidiaries
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity/(Deficit)
(In thousands, except share and per share amounts)
(Unaudited)

	Convertible Preferred Stock		Casper Sleep Inc, Stockholders

	Preferred Stock		Common Stock		Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ equity/(deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	19,212,912	$319,961	—	$—	9,190,858	$—	1,466,078	$—	$18,097	$69	$(325,260)	$(307,094)
Initial public offering, net of issuance costs of $11.8 million	—	—	8,350,000	—	—	—	—	—	88,206	—	—	88,206
Conversion of redeemable convertible preferred stock to common stock	(19,212,912)	(319,961)	20,485,054	—	—	—	—	—	319,961	—	—	319,961
Common stock conversion	—	—	10,656,936	—	(9,190,858)	—	(1,466,078)	—	—	—	—	—
Exercise of employee stock options	—	—	4,332	—	—	—	—	—	47	—	—	47
Exercise of stock warrants	—	—	181,133	—	—	—	—	—	3	—	—	3
Stock based compensation expense	—	—	—	—	—	—	—	—	2,661	—	—	2,661
Other comprehensive income	—	—	—	—	—	—	—	—	—	447	—	447
Net loss	—	—	—	—	—	—	—	—	—	—	(34,466)	(34,466)
Balance at March 31, 2020	—	$—	39,677,455	$—	—	$—	—	$—	$428,975	$516	$(359,726)	$69,765
Initial public offering, net of issuance costs of $11.8 million	—	$—	—	$—	—	$—	—	$—	$(207)	$—	$—	$(207)
Exercise of employee stock options	—	—	65,827	—	—	—	—	—	91	—	—	91
Exercise of stock warrants	—	—	—	—	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	3,284	—	—	3,284
Other comprehensive income	—	—	—	—	—	—	—	—	—	(737)	—	(737)
Net loss	—	—	—	—	—	—	—	—	—	—	(24,205)	(24,205)
Balance at June 30, 2020	—	$—	39,743,282	$—	—	$—	—	$—	$432,143	$(221)	$(383,931)	$47,991

Casper Sleep Inc. and Subsidiaries
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity/(Deficit)
(In thousands, except share and per share amounts)
(Unaudited)

	Convertible Preferred Stock		Casper Sleep Inc, Stockholders

	Preferred Stock		Common Stock		Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	16,524,147	$238,802	—	$—	9,110,359	$—	1,287,712	$—	$8,750	$(419)	$(232,220)	$(223,889)
Exercise of vested employee stock options	—	—	—	—	68,499	—	8,079	—	89	—	—	89
Common stock conversion	—	—	—	—	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	1,650	—	—	1,650
Other comprehensive income	—	—	—	—	—	—	—	—	—	198	—	198
Series D funding	1,481,734	43,127	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(17,449)	(17,449)
Balance at March 31, 2019	18,005,881	$281,929	—	$—	9,178,858	$—	1,295,791	$—	$10,489	$(221)	$(249,669)	$(239,401)
Exercise of vested employee stock options	—	$—	—	$—	5,000	$—	145,889	$—	$931	$—	$—	$931
Common stock conversion	—	—	—	—	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	1,876	—	—	1,876
Other comprehensive income	—	—	—	—	—	—	—	—	—	(103)	—	(103)
Series D funding	118,412	4,563	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(26,927)	(26,927)
Balance at June 30, 2019	18,124,293	$286,492	—	$—	9,183,858	$—	1,441,680	$—	$13,296	$(324)	$(276,596)	$(263,624)

See accompanying notes to consolidated financial statements (unaudited).

Casper Sleep Inc. and Subsidiaries
Consolidated Statement of Cash Flows
(In thousands, except per share amounts)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows used in operating activities:
Net loss	$(58,671)	$(44,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization [2]	7,735	2,525
Stock based compensation expense	5,945	3,526
Other	1,553	1,922

Changes in assets and liabilities:
Accounts receivable, net	7,684	(2,524)
Prepaid expenses and other current assets	9,790	(5,769)
Inventory, net	1,533	(5,088)
Other assets	764	(1,791)
Accounts payable	(3,019)	14,256
Accrued expenses	(12,319)	10,480
Deferred revenue	(2,453)	(1,818)
Other liabilities	(4,975)	3,850
Net cash used in operating activities	(46,433)	(24,807)
Cash flows used in investing activities:
Purchases of property and equipment [1]	(10,777)	(25,107)
Note receivable	—	464
Net cash used in investing activities	(10,777)	(24,643)
Cash flows provided by financing activities:
Exercise of stock options and warrants	141	1,020
Proceeds from equity issuance	87,999	47,690
Proceeds from borrowings		2,400
Repayment on borrowings	—	(2,922)
Net cash provided by financing activities	88,140	48,188
Effect of exchange rate changes	(290)	95
Net change in cash and cash equivalents	30,640	(1,167)
Cash and cash equivalents at beginning of period	67,578	28,355
Cash and cash equivalents at end of the period	$98,218	$27,188

Supplemental disclosure of cash paid for:
Interest paid	(2,822)	(360)

Supplemental schedule of noncash financing activity:
Series Seed preferred units converted to common stock	1,826	—
Series A preferred units converted to common stock	12,983	—
Series B preferred units converted to common stock	54,895	—
Series C preferred units converted to common stock	169,098	—
Series D preferred units converted to common stock	81,159	—
Class A common stock converted to common stock	—	—
Class B common stock converted to common stock	—	—
Reclass of deferred financing costs to additional paid in capital	5,696	—
Deferred financing costs included in accounts payable and accrued expenses	1,145	—

1 Purchases of property and equipment is net of fixed assets purchases that are included in accounts payable amounting to $19 at June 30, 2020 and $1,988 at June 30, 2019.

2 .Depreciation and amortization for the six months ended June 30, 2020 consists of $6,344 recorded in general and administrative expenses and $1,391 recorded in restructuring expenses on the Consolidated Statements of Operations and Comprehensive Loss.

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
Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the presentation of the current period consolidated financial statements.
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

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
(5)  Summary of Significant Accounting Policies
Segment Information
The Company operates in one operating segment within the United States, Canada and Europe, providing sleep products through various sales channels. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”). The Company’s CODM is its Chief Executive Officer. The role of the CODM is to make decisions about allocating resources and assessing performance. The Company's business operates in one operating segment as all of the Company's sales channels are complementary and are analyzed in an identical way, with the CODM evaluating the Company's financial information, resources and performance of these resources on a consolidated basis. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.
(a)  Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents.
(b)  Accounts Receivable, net
Accounts receivable, net was composed primarily of amounts due from retail partners of $20,455 and $25,262, and from financial institutions related to credit card sales amounting to $3,545 and $5,797, as of June 30, 2020 and December 31, 2019 respectively.
(c)  Inventory, net
Inventories primarily consist of merchandise purchased for sale, as well as costs to deliver merchandise to Casper’s logistics providers and retail stores. The Company’s inventory is stated using weighted average costing. The Company performs an analysis to determine whether it is appropriate or not to maintain a reserve for excess and obsolete inventory. The reserve is based on historical experience related to the disposal of identified inventory, specifically through sales to retail partners, clearance sales and, ultimately, the expected recoverable value. The value of older inventory can be impacted by new product launches, which can make certain older items obsolete. A lower of cost or market assessment is performed on inventory and reserves established when the net realizable value exceeds the historic cost. Most of Casper’s inventory is just-in-time and most products have been recently introduced and in existence for less than two years. The Company performs a review of all on hand inventory to determine if any items are deemed obsolete based on specific facts and circumstances.
Storage costs, indirect administrative overhead and certain selling costs related to inventories are expensed in the period incurred.
Inventory consists of the following:

	June 30, 2020	December 31, 2019
Raw materials	$500	$680
Finished goods	33,863	32,945
Inventory in transit	2,857	5,733
Total inventory	$37,220	39,358

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
Revenue is comprised of global sales through our DTC channels and our retail partnerships, and reflects the impact of product returns as well as discounts for certain sales programs and promotions.
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
Disaggregated Revenue Data
The following tables disaggregate our net sales by geography and channel for the periods indicated:

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2020	2019
North America Region	$104,967	$89,318
EU Regions	5,229	5,909
Total	$110,196	$95,227

Direct to Consumer	$80,961	$77,085
Retail Partnerships	29,235	18,142
Total	$110,196	$95,227

	Six Months Ended June 30,
	2020	2019
North America Region	$211,326	$172,387
EU Regions	11,914	12,277
Total	$223,240	$184,664

Direct to Consumer	$171,265	$157,158
Retail Partnerships	51,975	27,506
Total	$223,240	$184,664

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
(g)  General and Administrative expenses
General and administrative expenses consist of personnel-related costs for our retail stores, retail operations, finance, legal, human resources, and IT functions, as well as litigation expenses, credit card fees, professional services, rent and operating costs associated with our retail stores, depreciation and amortization, and other administrative expenses. Research and development expenses are included within general and administrative and consist primarily of personnel-related expenses, consulting and contractor expenses, tooling, test equipment, and prototype materials.

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
(h)   Restructuring expenses
On April 21, 2020, in response to the COVID-19 pandemic, the Company announced a number of restructuring actions focused on cost savings and renewed focus on commercial operations in North America. Specifically, the Company implemented a reduction in personnel and announced the wind down of its European operations. In connection with these actions, during the second quarter of 2020, the Company incurred approximately $4,129 of restructuring expenses including $1,500 related to separation costs for 80 employees,$1,327 related to contract termination costs, $1,022 of asset impairments and $280 of other expenses.
During the three months ended March 31, 2020, the Company also announced plans to close its retail outlet stores. Costs associated with the retail store closures amounted to $1,311 and were previously presented in general and administrative expenses in the prior period consolidated financial statements. These costs have been presented in restructuring expenses in the current period consolidated financial statements.
The Company estimates total costs associated with restructuring activities announced in the second quarter to be $4,435.

	Three Months Ended June 30, 2020
	EU Closure	US	Total
Severance and benefits	$400	$1,100	$1,500
Contract termination	1,327	—	1,327
Asset impairments	791	231	1,022
Other expenses	172	108	280
Total	$2,690	$1,439	$4,129

	Six Months Ended June 30, 2020
	EU Closure	US	Total
Severance and benefits	$400	$1,110	$1,510
Contract termination	1,327	320	1,647
Asset impairments	791	1,212	2,003
Other expenses	172	108	280
Total	$2,690	$2,750	$5,440
The Company's accrued liabilities for the restructuring expenses at June 30, 2020 was $2,544, which is presented in accrued expenses in the consolidated balance sheets.

Accrued restructuring balance as at December 31, 2019	$—
Charges accrued during the three month period ended March 31, 2020	330
Payments made during the three month period ended March 31, 2020	(10)
Accrued restructuring balance as at March 31, 2020	$320

Charges accrued during the three month period ended June 30, 2020	3,107
Payments made during the three month period ended June 30, 2020	(883)
Accrued Restructuring balance as of June 30, 2020	$2,544

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
(i)   Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of prepaid media placement for media campaigns that have not yet run, prepaid rent and office related expenses, and other prepaid expenses. In addition, the Company had tenant allowance receivable of $6,282 and $8,072 as of June 30, 2020 and December 31, 2019 respectively.
(j)   Stock-Based Compensation
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
Stock-based compensation cost amounted to $3,284 and $5,945 for the three and six months ended June 30, 2020, respectively, and $1,876 and $3,526 for the three and six months ended June 30, 2019, respectively. These amounts include stock-based compensation to employees and non-employees.

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
Property and equipment consist of the following:

	June 30, 2020	December 31, 2019
Leasehold improvements	$47,022	$46,370
Computer software	2,226	1,733
Furniture and fixtures	21,209	21,063
Computer Equipment	4,399	3,590
Machinery and Equipment	2,033	2,185
Construction in progress	11,132	4,658
Property and equipment, gross	$88,021	$79,599
Less: accumulated depreciation	(19,172)	(13,337)
Property and equipment, net	$68,849	$66,262

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

Depreciation expense related to property and equipment was $3,606 and $7,735 for the three and six months ended June 30, 2020, respectively and $1,413 and $2,525 for the three and six months ended June 30, 2019, respectively.
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
As described in footnote (h) ("Restructuring expenses") above, the Company recorded an impairment charge related to restructuring actions of $411 and $1,391 for the three and six months ended June 30, 2020 as a result of permanently closing three outlet stores, abandoning selected product development activities resulting in impairment of related production assets and exiting our European operations. This expense is presented within restructuring expenses on the consolidated statement of operations and comprehensive loss. No impairment losses were recognized in 2019.
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
The Company recognizes interest and penalties related to uncertain tax positions within the provision for (benefit from) income taxes in the consolidated statement of operations and comprehensive loss.
(m) Deferred Rent
Rental payments under operating leases are expensed on a straight-line basis after consideration of rent holidays, tenant allowances, step rent provisions and escalation clauses. Differences between rental expense (recognized from the date of possession) and actual rental payments are recorded as deferred rent. Deferred rent was $7,675 and $6,734 as of June 30, 2020 and December 31, 2019, respectively. Deferred rent is presented in other liabilities.
(n)  Intangibles
The Company’s intangible assets consist of patents and domain names stated at cost. For intangible assets whose lives are determined to be indefinite, Casper qualitatively evaluates these for impairment.

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
(o)  Other Current Liabilities
Other current liabilities consist of the following:

	June 30, 2020	December 31, 2019
Product return reserve	$7,098	$10,610
Short term debt	15,868	15,868
Other	2,923	7,944
Total Other Current Liabilities	$25,889	$34,422

(p) Basic and Diluted Loss per Common Share
The Company uses the two-class method to compute net loss per common share because the Company has issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings of the Company. These participating securities include shares of each series of the Company’s convertible preferred stock, which have non-forfeitable rights to participate in any dividends declared on the Company’s common stock. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings.
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
(q) Foreign Currency
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
(r) Convertible Preferred Stock
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

The following summarizes assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of June 30, 2020 and December 31, 2019:

	Fair Value		Cash and Cash Equivalents
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Assets
Cash	38,630	22,451	38,630	22,451
Level 1:
Money market funds	59,588	45,127	59,588	45,127
Cash and cash equivalents	$98,218	67,578	$98,218	67,578

Liabilities
Level 2:
Preferred stock warrant liabilities	—	(666)	—	—
Total	$98,218	66,912	$98,218	67,578

(7)  Debt
Senior Secured Facility
On April 27, 2016, the Company entered into a loan and security agreement (“Senior Secured Facility”) with Pacific Western Bank that provides for a $15,000 revolving credit line (“Revolving Line”). No significant debt issuance costs were incurred as part of the transaction. The Company is obligated to pay ongoing commitment fees equal to $9 annually. On November 20, 2017, Casper amended this line of credit to raise the borrowing limit to $30,000. On August 14, 2018, the Senior Secured Facility was amended to modify reporting covenants. On December 12, 2018, the Senior Secured Facility was modified to increase

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
the ancillary services sublimit from $4,000 to $10,000. On March 1, 2019, the Senior Secured Facility was amended to modify the borrowing limit to $25,000 as well as other covenants. On September 1, 2019, the Senior Secured Facility was amended to extend the maturity date of the Revolving Line to September 1, 2020, increase the amount of allowable capital expenditures from $39,000 to $55,000, and increase the borrowing base percentage from 150% to 300% of the most recent average trailing three month gross profit. On August 6, 2020, the Senior Secured Facility was amended to extend the maturity date by 90 days.
Subject to certain terms of the loan agreement, the Company may borrow, prepay and re-borrow amounts under the Revolving Line at any time and amounts repaid or prepaid may be re-borrowed. Interest rates on borrowings under the Revolving Line will be based on the greater of the prime rate or three and a half percent (3.5%). The prime rate is defined as the rate of interest announced by the bank.
The Senior Secured Facility contains certain customary financial, affirmative, and negative covenants, including a minimum net revenue, a minimum cash balance to be held at Pacific Western Bank, a limit on the Company’s ability to incur additional indebtedness, dispose of assets, make certain acquisition transactions, pay dividends or make distributions, and certain other restrictions on the Company’s activities each defined specifically in the agreement. Casper was in compliance with all terms and covenants in the Senior Secured Facility as of June 30, 2020.
The outstanding balance of the Revolving Line was $15,868 as of June 30, 2020. Interest expense incurred on the Revolving Line was $151 and $335 for the three and six months ended June 30, 2020, respectively.

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

As of June 30, 2020, the Company was in compliance with all covenants under the Subordinated Facility and the outstanding balance of the loans was $50,000. Interest expense incurred on the loan $1,835 and $3,670 for the three and six months ended June 30, 2020, respectively.

See Note 14 for additional information on warrants issued in conjunction with the Subordinated Facility.

(8)  Stock-Based Compensation
During the six months ended June 30, 2020, the Company granted 90,505 stock options.

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
 During the six months ended June 30, 2020, options to purchase 70,159 shares of common stock were exercised. The intrinsic value, which is the difference between the market value of the stock and the exercise price of the stock options, of those options exercised was $389.
The total number of options vested during the six months ended June 30, 2020, was 634,701 at a total fair value of $5,693.

During the six months ended June 30, 2020, the Company extended the term of certain fully vested stock options for certain employees resulting in the immediate recognition of incremental stock-based compensation expense of $6.

Stock-based compensation cost amounted to $3,284 and $5,945 for the three and six months ended June 30, 2020, respectively, and $1,876 and $3,526 for the three and six months ended June 30, 2019, respectively. These amounts include stock-based compensation to employees and non-employees, and is included within general and administrative expense.

As of June 30, 2020, the total unrecognized stock-based compensation expense related to stock options was $27,659. The Company expects to recognize this expense over the remaining weighted- average period of approximately 2.88 years.

Restricted Stock Units and Performance Stock Units

In February 2020 and in connection with the IPO, the Company's Board of Directors adopted the Company's 2020 Equity Incentive Plan, which became effective upon the filing of the associated Form S-8 on February 11, 2020.

During the six months ended June 30, 2020, the Company granted 1,917,308 restricted stock units (“RSUs”), and 259,616 performance stock units (“PSUs”), of which 323,779 units were forfeited. During the three months ended June 30, 2020, the Company granted 178,780 restricted stock units (“RSUs”), and 0 performance stock units (“PSUs”), of which 320,129 units were forfeited. The fair value of the units granted was equal to the average stock price on the grant date.

Total stock-based compensation expense of $1,621 and $2,228 was recognized for the three and six months ended June 30, 2020, respectively, and is included within general and administrative expense. Total stock-based compensation expense of $0 was recognized for the three and six months ended June 30, 2019, respectively. The Company expects to recognize the expense over the remaining vesting period of four years for new hire grants, and three years for all other employee and director grants.

The PSUs earned will vest within one year from the grant date based on the Company's performance. As of June 30, 2020, the Company recognized $0 on the PSUs, as the performance metrics are not expected to be achieved based on the fiscal year 2020 forecast.

The following table summarizes the activity related to the Company's RSUs and PSUs:

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

Restricted Stock Units and Performance Stock Units	Outstanding shares	Weighted Average Grant Date Fair Value
Balance as of January 1, 2020	—	$—
Granted	2,176,924	8.58
Vested and converted to shares	—	—
Forfeited or canceled	(323,779)	8.75
Balance as of June 30, 2020	1,853,145	$8.55

(9)  Significant Risks and Uncertainties Including Business and Credit Concentrations
Risks and Uncertainties
In December 2019, the COVID-19 disease caused by the novel coronavirus was reported in the media, and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On March 11, 2020, the WHO characterized COVID-19 as a pandemic. The broader implications of the COVID-19 pandemic on the Company’s results of operations and overall financial performance remain uncertain. The Company has experienced and may continue to experience constrained supply or slowed customer demand that could materially adversely impact the Company’s business, results of operations and overall financial performance in future periods. As there remains a high degree of uncertainty around the impacts of the COVID-19 pandemic, the Company addresses and evaluates the impacts frequently.
At this stage of the Company's development, the ability to generate positive operating cash flows is a risk. The Company has incurred a net loss from operations and net operating cash outflows for the three and six months ended June 30, 2020, the years 2019 and 2018 and since inception and has an accumulated deficit. As a result, the Company continues to rely upon investors who contributed cash to cover the Company's current operating expenses and obligations and has the ability to draw down on the line of credit. The Company's success will depend in part on its ability to continue to attract new customers, retain existing customers, and curate and market its products. There can be no assurance that the Company will be able to achieve any or all of these success factors. The Company estimates that it will have adequate liquidity to fund operations through August 12, 2021. In the future, if the Company is unable to attain positive cash flow from operations it will need to raise adequate financing or issue additional debt to maintain its current level of operations and growth.
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
Concentrations
As of June 30, 2020, three customers comprised 32%, 18% and 15% of the Company's accounts receivable balance. As of December 31, 2019, one customer comprised 49% of the Company’s accounts receivable balance.
One customer accounted for 12% of the Company’s revenue for the six months ended June 30, 2020. No customer accounted for more than 10% of the Company’s revenue in the six months ended June 30, 2019.

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
(10) Leases
Rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rental expense for operating leases were $6,111 and $4,415 for the three months ended June 30, 2020 and 2019, respectively and $11,746 and $7,404 for the six months ended June 30, 2020 and 2019, respectively.
As of June 30, 2020, future minimum lease payments under non-cancelable operating leases consisted of the following:

2020 (remaining six months)	10,287
2021	20,676
2022	21,174
2023	21,069
2024	17,334
Thereafter	85,079
Total minimum lease payments	$175,619
 The Company maintains leases for its office spaces and retail locations in each location as described in Note 1.
(11) Income Taxes
Effective Tax Rate
The Company’s effective tax rate, which is calculated by dividing each period’s income tax provision by pretax income was 0.07% and 0.05% for the three months ended June 30, 2020 and 2019, respectively and 0.06% and 0.05% during the six month period ended June 30, 2020 and 2019, respectively. The effective tax rates for the period ended June 30, 2020 generally differ from the U.S. federal statutory tax rate primarily due to a full valuation allowance related to the Company’s U.S. deferred tax assets.
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
  (12) Accrued Expense
Accrued expenses consist of the following:

	June 30, 2020	December 31, 2019
Tax fees	$14,413	$14,033
General trade	19,190	30,568
Marketing	16,797	19,444
Other	10,411	9,085
Total Accrued Expenses	$60,811	$73,130

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

As of June 30, 2020, the Company had 170,000,000 shares of authorized common stock. Each holder of the Company's common stock is entitled to one vote per share on all matters to be voted upon by the stockholders. There are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Company's Board of Directors out of legally available funds. If there is a liquidation, dissolution or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock.

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

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

	Series seed preferred stock		Series A preferred stock		Series B preferred stock		Series C preferred stock		Series D preferred stock
Balance at December 31, 2019	3,951,636	$1,826	4,753,421	$12,983	2,378,594	$54,895	5,440,496	$169,098	2,688,765	$81,159
Conversion of redeemable convertible preferred stock to common stock	(3,951,636)	(1,826)	(4,753,421)	(12,983)	(2,378,594)	(54,895)	(5,440,496)	(169,098)	(2,688,765)	(81,159)
Balance at June 30, 2020	—	$—	—	$—	—	$—	—	$—	—	$—

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

Lease Guidance
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which supersedes the existing lease guidance under current GAAP. ASU 2016-02 is based on the principle that entities should recognize assets and liabilities arising from leases. The new standard does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard and leases continue to be classified as finance or operating. ASU 2016-02’s primary change is the requirement for entities to recognize a lease liability for payments and a right-of-use (“ROU”) asset representing the right to use the leased asset during the term of an operating lease arrangement. Lessees are permitted to make an accounting policy election not to recognize the asset and liability for leases with a term of 12 months or less. In addition, ASU 2016-02 expands the disclosure requirements of lease arrangements. Upon adoption, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, “Targeted Improvements”, which allows for a new, optional transition method that provides the option to use the effective date as the date of initial application on transition. Under this option, the comparative periods would continue to apply the legacy guidance in Accounting Standard Codification (“ASC”) 840, including the disclosure requirements, and a cumulative effect adjustment would be recognized in the period of adoption rather than the earliest period presented. Under this transition option, comparative reporting would not be required, and the provisions of the standard would be applied prospectively to leases in effect at the date of adoption. The Company is currently working to complete the design of new processes and internal controls, which include the implementation of a software solution and finalizing the evaluation of Casper’s population of leased assets to assess the effect of the new guidance on the financial statements. On April 8, 2020 the FASB extended the implementation deadline of ASC 842 for companies following the private company adoption calendar. As such, the Company plans to adopt the new guidance effective January 1, 2022, but has not determined which transition method will be utilized. The new standard provides a number of optional practical expedients in transition. The Company expects to elect the “package of practical expedients” which permits us not to reassess under the new

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements (the latter is not applicable to us). Casper expects the adoption of the new standard to have a material effect on the Consolidated Financial Statements upon adoption. While the Company continues to assess all of the effects of the adoption, it currently believes the most significant effects relate to the recognition of new ROU assets and lease liabilities on the consolidated balance sheets for operating leases, as well as providing significant new disclosures about leasing activities.
(16) Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Numerator
Net loss	$(24,205)	$(26,927)	$(58,671)	$(44,376)
Numerator for basic and diluted loss per share	$(24,205)	$(26,927)	$(58,671)	$(44,376)

Denominator
Weighted-average common shares outstanding	39,708,401	10,537,349	33,808,771	10,476,854
Denominator for basic and diluted net loss per share	39,708,401	10,537,349	33,808,771	10,476,854
Net loss per share attributable to common stockholders, basic and diluted	(0.61)	(2.56)	(1.74)	(4.24)
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
The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the three and six months ended June 30, 2020 and 2019.

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Warrants to purchase common stock	33,311	214,444	33,311	214,444
Stock options and RSUs	6,977,117	4,750,253	6,977,118	4,727,557

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
(17) Subsequent Events
The Company has assessed subsequent events through the date of this Quarterly Report on Form 10-Q and has concluded the following required disclosure in the consolidated financial statements.

On August 6, 2020, the Senior Secured Facility was amended to extend the maturity date by 90 days.

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
Our products seek to address real life sleep challenges by optimizing for a variety of factors that impact sleep, like; the microclimate under the covers by regulating humidity and temperature; comfort and support, through the use of high-quality materials and ergonomic designs; and the ambience and sleep environment, through smart devices that provide sleep-conducive lighting. We also work to address “the little things” in our products, offering innovative features to make the sleep experience better and less stressful. Casper Labs innovates throughout the Sleep Economy. Based in San Francisco, Casper Labs has over 25,000 square feet of fabrication and test space, featuring state-of-the-art capabilities to test against a wide range of factors affecting sleep quality. Casper Labs controls every aspect of our product offerings, including design and construction, material performance requirements, manufacturing protocols, supplier selection, packaging specifications, and quality assurance. We believe that no other company in the category has our level of product development talent, resources, or expertise.
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
Impact of COVID-19 Pandemic
Casper is closely monitoring how the spread of the COVID-19 pandemic caused by the novel coronavirus is affecting its employees, customers and business operations. We have developed and implemented preparedness plans to help protect the safety of our employees and customers, while safely continuing business operations.

In order to protect the health and safety of our employees, particularly given the severity of the pandemic in New York and California,, we have continued to limit access to our corporate offices and our corporate workforce has spent and continues to spend a significant amount of time working from home during this period. Access to our offices will remain limited until we are able to safely and responsibly re-open them on a broader basis in accordance with governmental and public health guidance, as well as health and safety policies tailored to our operations.
Beginning in mid-March 2020, we temporarily closed our retail stores in North America in response to government and public health guidance and implemented an employee furlough program, which was initially applicable to almost all of our retail employees. As regulatory restrictions on retail businesses have lifted or been modified, beginning in mid-May 2020, we have been reopening our retail store operations in North America in accordance with government and public health guidance. As of the date of this filing, 57 of our stores have reopened. In each instance, available services vary based on the regulatory requirements and public health guidance applicable to that location, including walk-in shopping, private in-store appointments, curbside pick-up services, and virtual appointments. The health and safety of our customers and employees remain our top priority, and we have implemented and continuously update a suite of COVID-19-related operating policies and protocols as part of our retail operations. We continuously monitor developments related to COVID-19 in locations where we have retail operations, and have developed procedures to enable us to responsibly and efficiently open or close our stores and adjust our service offerings as needed in response to changing COVID-19 conditions and applicable guidance from government and public health officials. During the three months ended June 30, 2020, sales were adversely impacted in our retail stores due to temporary closures, limitations in service offerings and significant reductions in retail foot traffic as a result of restrictions on retail businesses and shifting consumer preferences in response to COVID-19.

We have also worked with our manufacturing, logistics and other supply chain partners to build communication and monitoring processes for key aspects of our product and delivery supply chain. To date, certain of our suppliers and logistics providers have experienced supply constraints or labor shortages due to the COVID-19 outbreak. As a result, during the three months ended June 30, 2020, we have been impacted by industry-wide supply chain constraints, which have increased delivery times for certain of our products through our e-commerce platform and impacted order fulfillment for certain of our retail partners. We are actively qualifying and on-boarding new suppliers and expect these additional capabilities to significantly mitigate any inventory constraints within the upcoming quarter.

As a result, the COVID-19 pandemic has impacted, and we expect will continue to impact, our revenues, results of operations and financial condition. In response, we have taken proactive measures focused on optimizing our business model and cash management. As part of these measures, we ceased or reduced rent payments to a majority of our retail store landlords during the closure period for each store. We have been actively negotiating with our landlords on rent deferrals and abatements related to this closure period and have resumed rent payments for the majority of our reopened locations. Although we expect to favorably resolve these negotiations with our landlords, there can be no assurances in that regard, and all or some of these landlords could claim that our failure to pay rent is a default under our leases. Further, beginning in mid-March 2020, we reduced our corporate personnel by approximately 21%, and in April 2020, we announced that we had initiated the wind-down of our European operations.

We are also carefully monitoring shifting consumer behavior from physical retail stores to our online platform. Beginning in late March 2020, we have observed continued strength in our e-commerce sales due in part to changing consumer behavior during the COVID-19 pandemic, an acceleration of the shift to online shopping by consumers, and a multi-year high in e-commerce marketing efficiency due to recent declines in advertising costs. It remains uncertain, however, whether these trends will continue as the pandemic and the responses to it evolve. In addition, while the stores of certain of our retail partners were and have remained temporarily closed due to the COVID-19 pandemic, our largest partners remained open for business both in-store and online, and we have not experienced a material negative impact on retail partnership sales. Further, we have not experienced any material issues to date with respect to our accounts receivables from our retail partners, nor have we needed to materially increase our allowances for accounts receivable balances. We are, however, continuing to work closely with our retail partners to monitor the situation.

At this time, however, there is significant uncertainty relating to the trajectory of the COVID-19 pandemic and impact of related responses. We will continue to closely monitor the impact of COVID-19 on our business, including how it is impacting our customers, employees, supply chain, and retail partners. The future impact that COVID-19 will have on our financial position and operating results, however, may be affected by numerous uncertainties, including the duration of the outbreak, governmental and public health actions, impacts on our supply chain, the effect on customer demand, and changes to our operations. See “Risk Factors—The COVID-19 pandemic has affected, and could continue to adversely affect, our business, financial condition and results of operations” in Part II, Item 1.A. of this Quarterly Report on Form 10-Q.

Components of our Results of Operations
Revenue
Revenue is comprised of global sales through our direct-to-consumer channels and our retail partnerships. Revenue reflects the impact of product returns as well as discounts for certain sales programs and promotions.
Revenue comprises the consideration received or receivable for the sale of goods and services in the ordinary course of our activities net of returns and promotions.
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
Gross Profit and Gross Margin
We calculate gross profit as revenue less cost of goods sold. We calculate gross margin as gross profit divided by net revenue for a specific period of time. Gross margin in our direct-to-consumer channel, including company-owned retail stores and e-commerce sales, is generally higher than that on sales to our retail partnerships.
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
Operating Expenses
Operating expenses consist of sales and marketing, general and administrative expenses and restructuring expenses.

Sales and Marketing Expenses.    Sales and marketing expenses represent the largest component of our operating expenses and consist primarily of advertising and marketing costs associated with our products and services as well as consulting and contractor expenses. While we expect a decrease in sales and marketing expenses in the short-term due to the impact of the COVID-19 pandemic, on a long-term basis, we expect our sales and marketing expenses to increase in absolute dollars as we continue to promote our offerings. At the same time, on a long-term basis, we also anticipate that these expenses will decrease as a percentage of our revenue over time, as we improve marketing efficiencies and grow channels that require lower incremental sales and marketing support.
General and Administrative Expenses.    General and administrative expenses consist of personnel-related costs for our retail operations, finance, legal, human resources, and IT functions, as well as litigation expenses, credit card fees, professional services, rent and operating costs associated with our retail stores, depreciation and amortization, and other administrative expenses. General and administrative expenses also include research and development expenses consisting primarily of personnel related expenses, consulting and contractor expenses, tooling, test equipment and prototype materials. While we expect a decrease in general and administrative expenses in the short-term due to the impact of the COVID-19 pandemic, on a long-term basis, we expect our general and administrative expenses to increase in absolute dollars due to the growth of our business and related infrastructure as well as legal, accounting, insurance, investor relations and other compliance costs associated with becoming a public company. On a long-term basis, we also expect our general and administrative expenses to decrease as a percentage of our sales revenue over time, as we scale our business.
Restructuring Expenses.    Restructuring expenses relate to costs associated with strategic shifts in our business structure including exiting certain lines of business and geographies. Such costs include severance and other employee separation costs, contract termination expenses and asset impairment.
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
Results of Operations
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
        The following table sets forth information comparing the components of operations and comprehensive loss for the periods indicated.

	Three months ended June 30		Period over Period Change		Three months ended June 30
	2020	2019	Dollar	Percentage	2020	2019
	(in thousands, except percentages)				(as a % of sales revenue net)
Revenue	$110,196	$95,227	$14,969	15.7%	100.0%	100.0%
Cost of goods sold	53,131	48,535	4,596	9.5%	48.2%	51.0%
Gross profit	57,065	46,692	10,373	22.2%	51.8%	49.0%
Operating expenses
Sales and marketing expenses	33,181	39,838	(6,657)	(16.7)%	30.1%	41.8%
General and administrative expense	42,017	33,250	8,767	26.4%	38.1%	34.9%
Restructuring expenses	4,129	—	4,129	100.0%	3.7%	—%
Total operating expenses	79,327	73,088	6,239	8.5%	72.0%	76.8%
Loss from operations	(22,262)	(26,396)	4,134	(15.7)%	(20.2)%	(27.7)%
Other (income) expense:
Net interest expense	2,152	285	1,867	655.1%	2.0%	0.3%
Other (income) expense, net	(219)	279	(498)	(178.5)%	(0.2)%	0.3%
Total other expenses, net	1,933	564	1,369	242.7%	1.8%	0.6%
Loss before income taxes	(24,195)	(26,960)	2,765	(10.3)%	(22.0)%	(28.3)%
Income tax (benefit) expense	10	(33)	43	(129.3)%	—%	—%
Net loss	(24,205)	(26,927)	2,722	(10.1)%	(22.0)%	(28.3)%
Other comprehensive income (loss)
Currency translation adjustment	(737)	(103)	(634)	615.5%	(0.7)%	(0.1)%
Total comprehensive loss	$(24,942)	$(27,030)	$2,088	(7.7)%	(22.6)%	(28.4)%
Revenue
Revenue was $110.2 million for the three months ended June 30, 2020, an increase of $15.0 million, or 15.7%, compared to $95.2 million for the three months ended June 30, 2019. Revenue increased as a result of increased sales through our direct-to-consumer and retail partnership channels and the introduction of new products. Direct-to-consumer sales increased $3.9 million, or 5.0% compared to the three months ended June 30, 2019 driven by the strength of our e-commerce channel, which was partially offset by the loss of sales in our retail stores due to the impact of COVID-19-related closures. The e-commerce channel benefited from an acceleration of consumer home spending to online purchases during the pandemic, as well as macro trends including a focus on comfort and wellness. We temporarily closed our North American retail stores beginning on March 17, 2020 due to the COVID-19 outbreak. Beginning in mid-May 2020, we have been reopening our retail store operations in North America with various levels of service offerings based on the applicable local government and public health guidance. We ended the second quarter with a retail presence of 59 stores, an increase of 27 net new stores compared with our retail footprint in the second quarter of 2019. Although 57 of our stores were open and operating as of the end of the second quarter, our revenue from our retail stores was significantly below pre-COVID-19 levels due to limited store operations. Despite certain of our retail partners' stores being temporarily closed due to the COVID-19 pandemic, our largest partners have remained open for business both in-stores and online. Sales to retail partners increased $11.1 million, or 61.1% compared to the three months ended June 30, 2019, driven by growth of sales activity with existing partners, the introduction of 6 new partners compared to the same period in the prior year to end the quarter with 18 partners, and the expansion of our product offerings.

Gross Profit and Cost of Goods Sold
Gross profit was $57.1 million for the three months ended June 30, 2020, an increase of $10.4 million, or 22.2%, compared to $46.7 million for the three months ended June 30, 2019. Cost of goods sold was $53.1 million for the three months ended June 30, 2020, an increase of $4.6 million, or 9.5%, compared to $48.5 million for the three months ended June 30, 2019. Gross margin for the three months ended June 30, 2020 was 51.8% compared to 49.0% for the three months ended June 30, 2019. The increase in gross profit was primarily driven by favorable product mix related to our new mattress line launched in March 2020, as well as lower logistics costs due to a change in service provider.

Sales and Marketing Expense
Sales and marketing expenses were $33.2 million for the three months ended June 30, 2020, a decrease of $6.7 million, or 16.7%, compared to $39.8 million for the three months ended June 30, 2019. Sales and marketing expenses decreased due to reduced advertising spend resulting from lower online and offline media costs and improved marketing efficiencies. Sales and marketing expenses as a percentage of revenue was 30.1% for the three months ended June 30, 2020, compared to 41.8% for the three months ended June 30, 2019, due to a 15.7% increase in revenue and the improved marketing efficiency.

General and Administrative Expenses
General and administrative expenses were $42.0 million for the three months ended June 30, 2020, an increase of $8.8 million, or 26.4%, compared to $33.3 million for the three months ended June 30, 2019. General and administrative expenses increased primarily due to the operating costs related to our expanded retail presence of 27 net new stores compared to the second quarter of 2019, as well as new expenses related to being a public company, such as the implementation of new equity plans.. General and administrative expenses as a percentage of revenue increased from 34.9% for the three months ended June 30, 2019 to 38.1% for the three months ended June 30, 2020 reflecting our increased investment in retail store operations and expenses related to being a public company.
Restructuring Expenses
Restructuring expenses were $4.1 million for the three months ended June 30, 2020. There were no restructuring expenses recorded in the same period of the prior year. Restructuring expenses relate to costs associated with strategic shifts in our business structure including exiting certain lines of business and geographies. Associated costs include severance and other employee separation costs, contract termination expenses and asset impairment.
Total Other Expenses, Net
Total other expenses, net were $1.9 million for the three months ended June 30, 2020, an increase of $1.4 million, or 242.7%, compared to $0.6 million for the three months ended June 30, 2019. The increase in total other expenses, net was due to interest incurred on higher outstanding balances of our debt facilities.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

        The following table sets forth information comparing the components of operations and comprehensive loss for the periods indicated.

	Six months ended June 30		Period over Period Change		Six months ended June 30
	2020	2019	Dollar	Percentage	2020	2019
	(in thousands, except percentages)				(as a % of sales revenue net)
Revenue	$223,240	$184,664	$38,576	20.9%	100.0%	100.0%
Cost of goods sold	113,211	94,400	18,811	19.9%	50.7%	51.1%
Gross profit	110,029	90,264	19,765	21.9%	49.3%	48.9%
Operating expenses
Sales and marketing expenses	70,655	69,443	1,212	1.7%	31.6%	37.6%
General and administrative expense	89,004	64,134	24,870	38.8%	39.9%	34.7%
Restructuring expenses	5,440	—	5,440	100.0%	2.4%	—%
Total operating expenses	165,099	133,577	31,522	23.6%	74.0%	72.3%
Loss from operations	(55,070)	(43,313)	(11,757)	27.1%	(24.7)%	(23.5)%
Other (income) expense:
Net interest expense	4,308	542	3,766	694.9%	1.9%	0.3%
Other (income) expense, net	(733)	554	(1,287)	(232.2)%	(0.3)%	0.3%
Total other expenses, net	3,575	1,096	2,479	226.2%	1.6%	0.6%
Loss before income taxes	(58,645)	(44,409)	(14,236)	32.1%	(26.3)%	(24.0)%
Income tax (benefit) expense	26	(33)	59	(179.6)%	—%	—%
Net loss	(58,671)	(44,376)	(14,295)	32.2%	(26.3)%	(24.0)%
Other comprehensive income (loss)
Currency translation adjustment	(290)	95	(385)	(405.3)%	(0.1)%	0.1%
Total comprehensive loss	$(58,961)	$(44,281)	$(14,680)	33.2%	(26.4)%	(24.0)%
Revenue
Revenue was $223.2 million for the six months ended June 30, 2020, an increase of $38.6 million, or 20.9%, compared to $184.7 million for the six months ended June 30, 2019. Revenue increased as a result of higher sales through our direct-to-consumer and retail partnership channels and the introduction of new products. Direct-to-consumer sales increased $14.1 million, or 9.0% compared to the six months ended June 30, 2019 due to strength in our e-commerce channel and an expanded retail presence of 59 stores, a net increase of 27 stores compared with our retail footprint in the second quarter of 2019. We temporarily closed our North American retail stores beginning on March 17, 2020 due to the COVID-19 outbreak. Beginning in mid-May 2020, we have been reopening our retail store operations in North America with various levels of service offerings based on the applicable local government and public health guidance. Although 57 of our 59 stores were open and operating as of the end of the second quarter, our revenue from our retail stores was significantly below pre COVID-19 levels due to limited store operations. Sales to retail partners increased $24.5 million, or 89.0% compared to the six months ended June 30, 2019, driven by growth of sales activity with existing partners, the introduction of 12 new partners compared to the same period in the prior year to end the quarter with 18 partners, and the expansion of our product offerings.
Gross Profit and Cost of Goods Sold
Gross profit was $110.0 million for the six months ended June 30, 2020, an increase of $19.8 million, or 21.9%, compared to $90.3 million for the six months ended June 30, 2019. Cost of goods sold was $113.2 million for the six months ended June 30, 2020, an increase of $18.8 million, or 19.9%, compared to $94.4 million for the six months ended June 30, 2019. Gross margin for the six months ended June 30, 2020 was 49.3% compared to 48.9% for the six months ended June 30, 2019. The increase in gross margin in the six months ended June 30, 2020 was driven by the positive impact of supply chain initiatives designed to reduce product unit costs, favorable product mix related to our new mattress line launched in March 2020 and, in the second quarter of 2020, lower logistics costs, partially offset by a 70 basis points charge in the first quarter of 2020 associated with a change in our logistics provider, which we expect will have an ongoing benefit to cost of goods sold, and increased discounting in the first quarter of 2020 compared to the same period in the prior year mainly due to clearance sale initiatives of prior models.

Sales and Marketing Expense
Sales and marketing expenses were $70.7 million for the six months ended June 30, 2020, an increase of $1.2 million, or 1.7%, compared to $69.4 million for the six months ended June 30, 2019. Sales and marketing expenses increased as we continued to invest in driving traffic to our e-commerce website, market our products to consumers and build our brand. Sales and marketing expenses as a percentage of revenue was 31.6% for the six months ended June 30, 2020, compared to 37.6% for the six months ended June 30, 2019, and reflective of our ability to maintain efficiency, even as our overall investment in sales and marketing increased.
General and Administrative Expenses
General and administrative expenses were $89.0 million for the six months ended June 30, 2020, an increase of $24.9 million, or 38.8%, compared to $64.1 million for the six months ended June 30, 2019. General and administrative expenses increased primarily due to the operating costs related to our expanded retail presence of 27 net new stores compared to the second quarter of 2019, as well as expenses related to being a public company. General and administrative expenses as a percentage of revenue increased from 34.7% for the six months ended June 30, 2019 to 39.9% for the six months ended June 30, 2020 reflecting our increased investment in retail store operations and expenses related to being a public company.
Restructuring Expenses
Restructuring expenses were $5.4 million for the six months ended June 30, 2020. There were no restructuring expenses recorded in the same period of the prior year. Restructuring expenses relate to costs associated with strategic shifts in our business structure including exiting certain lines of business and geographies. Associated costs include severance and other employee separation costs, contract termination expenses and asset impairment.

Total Other Expenses, Net
Total other expenses, net were $3.6 million for the six months ended June 30, 2020, an increase of $2.5 million, or 226.2%, compared to $1.1 million for the six months ended June 30, 2019. The increase in total other expenses, net was due to interest incurred on higher outstanding balances of our debt facilities.
Key Operating Metrics and Non-GAAP Financial Measures
We prepare and analyze operating and financial data to assess the performance of our business and allocate our resources. The key operating performance and financial metrics and indicators we use are set forth below. The following table sets forth our key performance indicators for the three and six months ended June 30, 2020 and 2019, respectively.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2020	2019	2020	2019
Gross margin	51.8%	49.0%	49.3%	48.9%
Adjusted EBITDA	(11,435)	(22,661)	$(34,322)	$(36,994)

Gross Margin.    Gross margin is defined as gross profit divided by revenue.
Adjusted EBITDA.     Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP.
We define Adjusted EBITDA as net loss before net interest expense, income tax expense and depreciation and amortization as further adjusted to exclude the impact of stock-based compensation expense, restructuring expenses, legal settlements and expenses incurred in connection with our initial public offering. We caution investors that amounts presented in accordance with our definition of Adjusted EBITDA may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate Adjusted EBITDA in the same manner. We present Adjusted EBITDA because we consider them to be important supplemental measures of our performance and believe it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including this non-GAAP financial measure as a reasonable basis for comparing our ongoing results of operations.
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
The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Net loss	(24,205)	(26,927)	$(58,671)	$(44,376)
Income tax expense	10	(33)	26	(33)
Net interest expense	2,152	285	4,308	542
Depreciation and amortization	3,195	1,534	6,343	2,686
Stock based compensation(a)	3,284	1,876	5,945	3,526
Restructuring(b)	4,129	—	5,440	—
Legal settlements(c)	—	138	1,500	138
Transaction costs(d)	—	466	787	523
Adjusted EBITDA	(11,435)	(22,661)	$(34,322)	$(36,994)

(a) Represents non-cash stock-based compensation expense.
(b) Represents costs associated with strategic shifts in our business structure including exiting certain lines of business and geographies. Associated costs include severance and other employee separation costs, contract termination expenses and asset impairment.
(c) Amounts related to litigation settlements.
(d) Represents expenses incurred for professional, consulting, legal, and accounting services performed in connection with our initial public offering, which are not indicative of our ongoing costs and which were discontinued following the completion of our initial public offering.
Liquidity and Capital Resources
Sources of Funds
Our principal sources of liquidity are our cash and cash equivalents, our Senior Secured Facility (as defined herein), our Subordinated Facility (as defined herein), and working capital from operations. Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds. As of June 30, 2020, we had $98.2 million of cash and cash equivalents.
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
We believe that our sources of liquidity and capital will be sufficient to finance our growth strategy and resulting operations, planned capital expenditures and the additional expenses we expect to incur for at least the next 12 months. However, we cannot assure you that cash provided by operating activities or cash and cash equivalents will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future or we are unable to refinance our Senior Secured Facility prior to its maturity, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all. See “Risk Factors—Risks Related to Our Business—Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from growing” in our Annual Report on Form 10-K for the year ended December 31, 2019.
In response to the COVID-19 pandemic, we have taken proactive measures focused on optimizing our business model and cash management. We implemented an employee furlough program, which was initially applicable to almost all our retail employees, reduced our corporate personnel by approximately 21%, and initiated the wind-down of our European operations, which is expected to be largely completed by the end of 2020. In total, we expect these actions to result in more than $10 million in annualized savings and approximately $1.0 million in employee-related expenses. While the extent to which the COVID-19 pandemic will impact our business, financial condition and results of operations is uncertain, coupled with the $98.2 million in cash and cash equivalents on our balance sheet as of June 30, 2020, we believe these restructuring initiatives will further strengthen our balance sheet position and provide us with the flexibility and resilience to weather the COVID-19 pandemic. See “Risk Factors—The COVID-19 pandemic has affected, and could continue to adversely affect, our business, financial condition and results of operations” in Part II, Item 1.A. of this Quarterly Report on Form 10-Q.

Our capital expenditures consist primarily of retail infrastructure, leasehold improvements, product development and computers and hardware. In December 2018, we signed an agreement for a headquarters in New York for a period of 15 years with a five-year renewal option. Rent payments began on the new headquarters in January 2020.
Historical Cash Flows
The following table shows summary cash flow information for the six months ended June 30, 2020 and 2019:

	Six months ended June 30,
(in thousands)	2020	2019
Net cash flows used in operating activities:	$(46,433)	$(24,807)
Net cash used in investing activities	(10,777)	(24,643)
Net cash provided by financing activities	88,140	48,188
Effect of exchange rate changes	(290)	95
Net increase in cash and cash equivalents	$30,640	$(1,167)
Operating Activities.    Net cash used in operating activities consists of net loss adjusted for certain non-cash items, including share-based compensation, property and equipment depreciation, long-term deferred rent and deferred income taxes, as well as the effect of changes in inventory and other working capital amounts.

For the six months ended June 30, 2020, net cash used in operating activities was $46.4 million and was comprised primarily of net loss of $58.7 million, decreased by $15.2 million related to non-cash adjustments, primarily related to depreciation and amortization, and share based compensation. Changes in working capital increased cash used in operating activities by $3.0 million, primarily due to a decrease in accrued expenses of $12.3 million, a decrease in other liabilities of $5.0 million, and a decrease in accounts payable of $3.0 million, partially offset by a decrease in accounts receivable of $7.7 million and a decrease in prepaid expenses of $9.8 million.

For the six months ended June 30, 2019, net cash used in operating activities was $24.8 million and was comprised primarily of net loss of $44.4 million, decreased by $8.0 million related to non-cash adjustments, primarily related to depreciation and amortization, and share-based compensation. Changes in working capital decreased cash used in operating activities by $11.6 million, primarily due to an increase in accounts payable of $14.3 million and an increase in accrued expenses of $10.5 million, partially offset by an increase in prepaid expenses of $5.8 million and an increase in inventory of $5.1 million.

Investing Activities.    Our net cash used in investing activities primarily consists of purchases of property and equipment and issuances of notes receivables.
For the six months ended June 30, 2020, net cash used in investing activities was $10.8 million and was comprised of purchases of property and equipment.

For the six months ended June 30, 2019, net cash used in investing activities was $24.6 million and was primarily comprised of $25.1 million in purchases of property and equipment, partially offset by a $0.5 million decrease in note receivable.

Financing Activities.    For the six months ended June 30, 2020, net cash provided by financing activities was $88.1 million, primarily from the issuance of equity in our initial public offering and the exercise of stock options and warrants.

For the six months ended June 30, 2019, net cash provided by financing activities was $48.2 million and primarily consisted of $48.7 million from the issuance of equity and the exercise of stock options, partially offset by $0.5 million net repayment of our Senior Secured Facility.
Senior Secured Facility
As of June 30, 2020, we have a $25.0 million secured revolving credit facility (“Senior Secured Facility”) with Pacific Western Bank as lender that becomes due and payable on December 1, 2020, pursuant to an amendment effective as of August 6, 2020 extending the maturity of the Senior Secured Facility by ninety (90) days as we seek to refinance. As of June 30, 2020 we had $15.9 million outstanding and $7.6 million of letters of credit issued pursuant to the Senior Secured Facility with $1.5 million remaining available for borrowing.

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
The Senior Secured Facility contains certain affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, dividends and distributions, investments, mergers or consolidations and a minimum amount of cash resources or assets we are required to maintain. As of June 30, 2020, we were in compliance with all covenants and other obligations under the Senior Secured Facility.
Subordinated Facility

As of June 30, 2020, we have a $50.0 million secured growth capital loan facility (“Subordinated Facility”) with TriplePoint Venture Growth BDC Corp., as lender and collateral agent, and TriplePoint Capital LLC, as lender (or, together with TriplePoint Venture Growth BDC Corp., TriplePoint).
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
The Subordinated Facility contains certain affirmative and negative covenants, including, among others, restrictions on liens, indebtedness, mergers or acquisitions, investments, dividends or distributions, fundamental changes and affiliate transactions. As of June 30, 2020, we had $50.0 million outstanding and were in compliance with all covenants and other obligations under the Subordinated Facility.
Initial Public Offering
On February 10, 2020, in connection with our initial public offering, we issued and sold 8,350,000 shares of our common stock at a price to the public of $12.00 per share, resulting in net proceeds to us of approximately $88.2 million, after deducting the underwriting discount of approximately $6.5 million and offering expenses of approximately $5.5 million.
Contractual Obligations
There have been no material changes to our contractual obligations during the six months ended June 30, 2020 from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any material off-balance sheet arrangements.
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
During the six months ended June 30, 2020, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are from time to time subject to various claims, lawsuits and other legal proceedings, including intellectual property claims. Some of these claims, lawsuits and other legal proceedings involve highly complex issues, and often these issues are subject to substantial uncertainties. Accordingly, our potential liability with respect to a large portion of such claims, lawsuits and other legal proceedings cannot be estimated with certainty. Management, with the assistance of legal counsel, periodically reviews the status of each significant matter and assesses potential financial exposure. We recognize provisions for claims or pending litigation when we determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates. If management’s estimates prove incorrect, we could incur a charge to earnings which could have a material adverse effect on our results of operations, financial condition, and cash flows. Beginning in June 2020, several putative class actions have been filed in the U.S. District Court for the Eastern District of New York and the New York State Supreme Court (New York County) by certain of our shareholders against us, our directors, certain of our officers, and certain of the underwriters of our initial public offering alleging violation of securities laws in connection with the initial public offering. We believe these lawsuits are without merit and intend to vigorously defend against them.

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
The COVID-19 pandemic continues to rapidly evolve. At this time, there continues to be significant volatility and uncertainty relating to the full extent to which the COVID-19 pandemic and the various responses to it will impact our business, operations and financial results. We currently have third-party manufacturing partners in various locations, including China, Vietnam and the United States, among others. Certain of our suppliers and the manufacturers of certain of our products have been and may continue to be adversely impacted by the COVID-19 crisis. As a result, we have faced and may continue to face delays or difficulty sourcing products, which has negatively affected and could continue to negatively affect our business and financial results. Even if we are able to find alternate sources for such products, they may cost more, which could adversely impact our results of operations and financial condition. With respect to consumer demand, we have experienced changing consumer behavior in our direct-to-consumer channel since late February 2020, including a cessation in retail foot traffic due to the temporary closure of our North American retail stores, which has adversely affected our revenues. While the majority of our retail stores in North America have reopened as of the date of this filing, the situation surrounding COVID-19 remains fluid, and we may be required to close or limit service offerings in certain of our retail stores in response to guidance from applicable government and public health officials, which we expect will adversely affect our revenues. The COVID-19 pandemic has also caused us to cancel planned openings of new retail store locations and certain of our retail partners to temporarily close their stores where our products are sold, both of which we expect will further reduce our revenues and adversely affect our results of operations and financial condition.

Due to the impacts of the COVID-19 pandemic on our business, operations and financial condition, we implemented an employee furlough program, which was initially applicable to almost all our retail employees. Further, we have reduced our corporate personnel by approximately 21%, initiated the wind-down of our European operations, temporarily ceased or reduced rent payments with respect to closed retail store locations, and are actively negotiating with our landlords on rent deferrals and abatements. There can be no assurances that we will favorably resolve negotiations with our landlords, and all or some of these landlords could claim that our failure to pay rent is a default under the applicable lease. In addition, due to the severity of the outbreak in New York and California, where we have corporate offices, we continue to limit access to our offices and our corporate workforce has and continues to spend a significant amount of time working from home. Any of these actions may impact our employees’ morale and productivity and cause disruptions to our retail and corporate operations.

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
 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
None.
Use of Proceeds
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

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
On August 6, 2020, the Company's loan and security agreement ("Senior Secured Facility") with Pacific Western Bank was amended to extend the maturity date by 90 days. See Note 7 to our unaudited consolidated financial statements in this Form 10-Q for a description of the material terms of the Senior Secured Facility.

Item 6. Exhibits.

		Incorporated by Reference				Filed/Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	S-8	333-236377	4.1	2/11/20
3.2	Amended and Restated Bylaws	S-8	333-236377	4.2	2/11/20
10.1	Independent Contractor Agreement by and between Casper Sleep Inc. and Stuart Brown dated April 21, 2020					*
10.2	Sixth Amendment to Loan and Security Agreement, dated as of August 6, 2020, by and among Pacific Western Bank, Casper Sleep Inc., Casper Science LLC and Casper Sleep Retail LLC					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASPER SLEEP INC.

Date: August 11, 2020	By:	/s/ Philip Krim
Philip Krim
Chief Executive Officer
(principal executive officer)

Date: August 11, 2020	By:	/s/ Stuart Brown
Stuart Brown
Interim Chief Financial Officer
(principal financial and accounting officer)