Form 10-Q
period 2020-09-30
Casper Sleep Inc.
filed 2020-11-16
CIK 1598674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Yes  ☐  No  ☒
The number of shares of registrant's common stock outstanding as of November 13, 2020 was 40,531,547.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION (unaudited)
Item 1.	Consolidated Financial Statements	6
	Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019	6
	Consolidated Statement of Operations and Comprehensive Loss for the three and nine months ended September 30, 2020 and 2019	7
	Consolidated Statement of Changes in Convertible Preferred Stock and Stockholders’ Equity/(Deficit) for the three and nine months ended September 30, 2020 and 2019	8
	Consolidated Statement of Cash Flows for the nine months ended September 30, 2020 and 2019	10
	Notes to Unaudited Consolidated Interim Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	47
Signatures		48

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Casper Sleep Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	As of
Assets	September 30, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$96,128	$67,578
Accounts receivable, net	17,574	31,059
Prepaid expenses and other current assets	14,531	23,924
Inventory, net	34,269	39,358
Total current assets	162,502	161,919
Property and equipment, net	67,662	66,262
Other assets	2,682	2,137
Total assets	$232,846	$230,318

Liabilities, Convertible Preferred Stock and Stockholders’ Equity/(Deficit)
Current liabilities:
Accounts payable	$26,778	$30,734
Accrued expenses	58,246	73,130
Deferred revenue	10,255	9,673
Other current liabilities	27,073	34,422
Total current liabilities	122,352	147,959
Other liabilities	74,368	69,492
Total liabilities	196,720	217,451
Convertible preferred stock, $0.000001 par value - zero and 19,213 shares authorized; zero and 19,181 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	319,961
Stockholders’ equity/(deficit):
Common stock, $0.000001 par value - 170,000 and zero shares authorized; 40,420 and zero issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	436,360	18,097
Accumulated other comprehensive (loss) income	(447)	69
Accumulated deficit	(399,787)	(325,260)
Total stockholders’ equity/(deficit)	36,126	(307,094)
Total liabilities, convertible preferred stock and stockholders’ equity	$232,846	$230,318
See accompanying notes to consolidated financial statements (unaudited).

Casper Sleep Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$123,464	$127,655	$346,704	$312,319
Cost of goods sold	54,944	62,942	168,155	157,342
Gross profit	68,520	64,713	178,549	154,977
Operating expenses
Sales and marketing expenses	42,565	44,551	113,220	113,994
General and administrative expense	39,518	41,311	128,522	105,445
Restructuring expenses	155	681	5,595	681
Total operating expenses	82,238	86,543	247,337	220,120
Loss from operations	(13,718)	(21,830)	(68,788)	(65,143)
Other (income) expense
Net interest expense	2,127	813	6,435	1,355
Other (income) expense, net	(9)	287	(742)	841
Total other expenses, net	2,118	1,100	5,693	2,196
Loss before income taxes	(15,836)	(22,930)	(74,481)	(67,339)
Income tax expense	20	93	46	60
Net loss	(15,856)	(23,023)	(74,527)	(67,399)
Other comprehensive income (loss)
Currency translation adjustment	(226)	(20)	(516)	75
Total comprehensive loss	$(16,082)	$(23,043)	$(75,043)	$(67,324)

Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(2.16)	$(2.07)	$(6.40)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	40,118,959	10,635,338	35,927,521	10,530,262

See accompanying notes to consolidated financial statements (unaudited).

Casper Sleep Inc. and Subsidiaries
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity/(Deficit)
(In thousands, except share and per share amounts)
(Unaudited)

	Convertible Preferred Stock		Casper Sleep Inc, Stockholders

	Preferred Stock		Common Stock		Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity/(deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	19,212,912	$319,961	—	$—	9,190,858	$—	1,466,078	$—	$18,097	$69	$(325,260)	$(307,094)
Initial public offering, net of issuance costs of $11.8 million	—	—	8,350,000	—	—	—	—	—	88,206	—	—	88,206
Conversion of redeemable convertible preferred stock to common stock	(19,212,912)	(319,961)	20,485,054	—	—	—	—	—	319,961	—	—	319,961
Common stock conversion	—	—	10,656,936	—	(9,190,858)	—	(1,466,078)	—	—	—	—	—
Exercise of employee stock options	—	—	4,332	—	—	—	—	—	47	—	—	47
Exercise of stock warrants	—	—	181,133	—	—	—	—	—	3	—	—	3
Stock based compensation expense	—	—	—	—	—	—	—	—	2,661	—	—	2,661
Other comprehensive income	—	—	—	—	—	—	—	—	—	447	—	447
Net loss	—	—	—	—	—	—	—	—	—	—	(34,466)	(34,466)
Balance at March 31, 2020	—	$—	39,677,455	$—	—	$—	—	$—	$428,975	$516	$(359,726)	$69,765
Initial public offering, net of issuance costs of $11.8 million	—	$—	—	$—	—	$—	—	$—	$(207)	$—	$—	$(207)
Exercise of employee stock options	—	—	65,827	—	—	—	—	—	91	—	—	91
Stock based compensation expense	—	—	—	—	—	—	—	—	3,284	—	—	3,284
Other comprehensive income	—	—	—	—	—	—	—	—	—	(737)	—	(737)
Net loss	—	—	—	—	—	—	—	—	—	—	(24,205)	(24,205)
Balance at June 30, 2020	—	$—	39,743,282	$—	—	$—	—	$—	$432,143	$(221)	$(383,931)	$47,991
Exercise of employee stock options	—	—	676,959	—	—	—	—	—	471	—	—	471
Stock based compensation expense	—	—	—	—	—	—	—	—	3,746	—	—	3,746
Other comprehensive income	—	—	—	—	—	—	—	—	—	(226)	—	(226)
Net loss	—	—	—	—	—	—	—	—	—	—	(15,856)	(15,856)
Balance at September 30, 2020	—	$—	40,420,241	$—	—	$—	—	$—	$436,360	$(447)	$(399,787)	$36,126

Casper Sleep Inc. and Subsidiaries
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity/(Deficit)
(In thousands, except share and per share amounts)
(Unaudited)

	Convertible Preferred Stock		Casper Sleep Inc, Stockholders

	Preferred Stock		Common Stock		Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	16,524,147	$238,802	—	$—	9,110,359	$—	1,287,712	$—	$8,750	$(419)	$(232,220)	$(223,889)
Exercise of vested employee stock options	—	—	—	—	68,499	—	8,079	—	89	—	—	89
Stock based compensation expense	—	—	—	—	—	—	—	—	1,650	—	—	1,650
Other comprehensive income	—	—	—	—	—	—	—	—	—	198	—	198
Series D funding	1,481,734	43,127	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(17,449)	(17,449)
Balance at March 31, 2019	18,005,881	$281,929	—	$—	9,178,858	$—	1,295,791	$—	$10,489	$(221)	$(249,669)	$(239,401)
Exercise of vested employee stock options	—	$—	—	$—	5,000	$—	145,889	$—	$931	$—	$—	$931
Stock based compensation expense	—	—	—	—	—	—	—	—	1,876	—	—	1,876
Other comprehensive income	—	—	—	—	—	—	—	—	—	(103)	—	(103)
Series D funding	118,412	4,563	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(26,927)	(26,927)
Balance at June 30, 2019	18,124,293	$286,492	—	$—	9,183,858	$—	1,441,680	$—	$13,296	$(324)	$(276,596)	$(263,624)
Exercise of vested employee stock options	—	$—	—	$—	7,000	$—	12,689	$—	$298	$—	$—	$298
Stock based compensation expense	—	—	—	—	—	—	—	—	2,122	—	—	2,122
Other comprehensive income	—	—	—	—	—	—	—	—	—	(20)	—	(20)
Series D funding	640,058	20,000	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(23,023)	(23,023)
Balance at September 30, 2019	18,764,351	$306,492	—	$—	9,190,858	$—	1,454,369	$—	$15,716	$(344)	$(299,619)	$(284,247)
See accompanying notes to consolidated financial statements (unaudited).

Casper Sleep Inc. and Subsidiaries
Consolidated Statement of Cash Flows
(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows used in operating activities:
Net loss	$(74,527)	$(67,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization [1]	11,047	4,804
Stock based compensation expense	9,691	5,648
Other	2,328	4,287

Changes in assets and liabilities:
Accounts receivable, net	13,485	(1,273)
Prepaid expenses and other current assets	9,393	(16,747)
Inventory, net	4,484	5,585
Other assets	(552)	52
Accounts payable	(3,843)	2,973
Accrued expenses	(14,884)	13,263
Deferred revenue	583	(3,219)
Other liabilities	(4,191)	22,320
Net cash used in operating activities	(46,986)	(29,706)
Cash flows used in investing activities:
Purchases of property and equipment [2]	(12,559)	(43,631)
Note receivable	—	4,000
Net cash used in investing activities	(12,559)	(39,631)
Cash flows provided by financing activities:
Exercise of stock options and warrants	612	1,318
Proceeds from equity issuance	87,999	68,187
Proceeds from borrowings	—	29,225
Repayment on borrowings	—	(2,922)
Net cash provided by financing activities	88,611	95,808
Effect of exchange rate changes	(516)	75
Net change in cash and cash equivalents	28,550	26,546
Cash and cash equivalents at beginning of period	67,578	28,355
Cash and cash equivalents at end of the period	$96,128	$54,901

Supplemental disclosure of cash paid for:
Interest paid	$(4,484)	$(1,026)

Supplemental schedule of noncash financing activity:
Series Seed preferred units converted to common stock	$1,826	—
Series A preferred units converted to common stock	$12,983	—
Series B preferred units converted to common stock	$54,895	—
Series C preferred units converted to common stock	$169,098	—
Series D preferred units converted to common stock	$81,159	—
Deferred financing costs included in accounts payable and accrued expenses	$116	—

1 Depreciation and amortization for the nine months ended September 30, 2020 consists of $9,656 recorded in general and administrative expenses and $1,391 of impairment recorded in restructuring expenses on the Consolidated Statements of Operations and Comprehensive Loss.
2 Purchases of property and equipment is net of fixed assets purchases that are included in accounts payable amounting to $363 at September 30, 2020 and $2,299 at September 30, 2019.

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
(2) Initial Public Offering

On February 10, 2020, the Company completed the initial public offering (the “IPO”) of its common stock pursuant to a Registration Statement on Form S-1. In the IPO, the Company sold an aggregate of 8,350,000 shares of common stock at a public offering price of $12.00 per share. Upon consummation of the offering on February 10, 2020, the Company received net proceeds of approximately $88.0 million, after deducting underwriting discounts and commissions of $6.5 million and offering expenses of $5.7 million. Upon the completion of the IPO, all outstanding shares of the Company's convertible preferred stock and Class A and Class B common stock were converted into common stock.
(3)  Basis of Presentation
The Company presents its financial statements on a consolidated basis of all its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. All figures expressed, except share and per share amounts, are represented in U.S. dollars in thousands.

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
(4)  Use of Estimates
The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets; the valuation of deferred income tax assets, deferred revenue, the valuation of stock-based compensation and warrants, the product returns reserve, the inventory obsolescence reserve and accounts receivable allowance for doubtful accounts.

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
(5)  Summary of Significant Accounting Policies
(a)  Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents.
(b)  Accounts Receivable, net
Accounts receivable, net was composed primarily of amounts due from retail partners of $15,027 and $25,262, and from financial institutions related to credit card sales amounting to $2,547 and $5,797, as of September 30, 2020 and December 31, 2019 respectively.
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
Storage costs, indirect administrative overhead and certain selling costs related to inventories are expensed in the period incurred.
Inventory consists of the following:

	September 30, 2020	December 31, 2019
Raw materials	$410	$680
Finished goods	30,609	32,945
Inventory in transit	3,250	5,733
Total inventory	34,269	39,358

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

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
Disaggregated Revenue Data
The following tables disaggregate our net sales by geography and channel for the periods indicated:

	Three Months Ended September 30,
	2020	2019
North America Region	$123,438	$121,230
EU Region	26	6,425
Total	$123,464	$127,655

Direct to Consumer	$89,864	$101,467
Retail Partnerships	33,600	26,188
Total	$123,464	$127,655

	Nine Months Ended September 30,
	2020	2019
North America Region	$334,763	$293,617
EU Region	11,941	18,702
Total	$346,704	$312,319

Direct to Consumer	$261,129	$258,625
Retail Partnerships	85,575	53,694
Total	$346,704	$312,319

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
(h)   Restructuring expenses
Restructuring expenses consist of costs associated with implementing strategic changes in the companies' business structure including reductions in work force and exiting of certain lines of business or geographies.
In the nine months ended September 30, 2020, in response to the COVID-19 pandemic, the Company announced a number of restructuring actions focused on cost savings and renewed focus on commercial operations in North America. Specifically, the Company implemented a reduction in personnel, announced the wind down of its European operations and plans to close retail outlet stores. Costs associated with these actions amounted to $155 and $5,595 for the three and nine months ended September 30, 2020, respectively.
During the three and nine months ended September 30, 2019, the Company implemented a restructuring program focused on costs savings in North America. Costs associated with these actions amounted to $681. Restructuring expenses were previously presented in general and administrative expenses for the three and nine months ended September 30, 2019.

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	EU Closure	US	Total	EU Closure	US	Total
Severance and benefits	$—	$—	$—	$—	$681	$681
Contract termination	—	—	—	—	—	—
Asset impairments	—	—	—	—	—	—
Other expenses	151	4	155	—	—	—
Total	$151	$4	$155	$—	$681	$681

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	EU Closure	US	Total	EU Closure	US	Total
Severance and benefits	$450	$1,060	$1,510	$—	$681	$681
Contract termination	1,327	320	1,647	—	—	—
Asset impairments	791	1,212	2,003	—	—	—
Other expenses	323	112	435	—	—	—
Total	$2,891	$2,704	$5,595	$—	$681	$681
The Company's accrued liabilities for the restructuring expenses at September 30, 2020 was $1,451, which is presented in accrued expenses in the consolidated balance sheets.

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

Accrued restructuring balance as at December 31, 2019	$—
Charges accrued during the three month period ended March 31, 2020	330
Payments made during the three month period ended March 31, 2020	(10)
Accrued restructuring balance as at March 31, 2020	$320

Charges accrued during the three month period ended June 30, 2020	$3,107
Payments made during the three month period ended June 30, 2020	(883)
Accrued Restructuring balance as of June 30, 2020	$2,544

Charges accrued during the three month period ended September 30, 2020	$155
Payments made during the three month period ended September 30, 2020	(1,248)
Accrued Restructuring balance as at September 30, 2020	$1,451

(i)   Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of prepaid media placement for media campaigns that have not yet run, prepaid rent and office related expenses, and other prepaid expenses. In addition, the Company had tenant allowance receivable of $6,300 and $8,081 as of September 30, 2020 and December 31, 2019, respectively.
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
Stock-based compensation cost amounted to $3,746 and $9,691 for the three and nine months ended September 30, 2020, respectively, and $2,122 and $5,648 for the three and nine months ended September 30, 2019, respectively. These amounts include stock-based compensation to employees and non-employees.

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
Property and equipment consist of the following:

	September 30, 2020	December 31, 2019
Leasehold improvements	$52,128	$46,370
Furniture and fixtures	23,715	21,063
Construction in progress	5,198	4,658
Computer Equipment	4,713	3,590
Computer software	2,359	1,733
Machinery and Equipment	2,034	2,185
Property and equipment, gross	$90,147	$79,599
Less: accumulated depreciation	(22,485)	(13,337)
Property and equipment, net	$67,662	$66,262

Depreciation expense related to property and equipment was $3,313 and $11,047 for the three and nine months ended September 30, 2020, respectively, and $2,076 and $4,601 for the three and nine months ended September 30, 2019, respectively.
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
As described in footnote (h) ("Restructuring expenses") above, the Company recorded an impairment charge related to restructuring actions of $1,391 for the nine months ended September 30, 2020 as a result of permanently closing three outlet stores, abandoning selected product development activities resulting in impairment of related production assets and exiting our European operations. This expense is presented within restructuring expenses on the consolidated statement of operations and comprehensive loss. No impairment losses were recognized in 2019.
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
(m) Deferred Rent
Rental payments under operating leases are expensed on a straight-line basis after consideration of rent holidays, tenant allowances, step rent provisions and escalation clauses. Differences between rental expense (recognized from the date of possession) and actual rental payments are recorded as deferred rent. Deferred rent was $8,451 and $6,734 as of September 30, 2020 and December 31, 2019, respectively. Deferred rent is presented in other long-term liabilities.
(n)  Intangibles
The Company’s intangible assets consist of patents and domain names stated at cost. For intangible assets whose lives are determined to be indefinite, Casper qualitatively evaluates these for impairment.
(o)  Other Current Liabilities
Other current liabilities consist of the following:

	September 30, 2020	December 31, 2019
Short term debt	$15,868	$15,868
Product return reserve	7,992	10,610
Other	3,213	7,944
Total Other Current Liabilities	$27,073	$34,422

(p) Basic and Diluted Loss per Common Share
The Company accounts for net income (loss) per common share using the treasury stock method. Basic net income (loss) per common share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding at the end of the period. Diluted net income (loss) per common share reflects the weighted-average number of common shares outstanding during the period used in the basic net income (loss) computation plus dilutive common stock equivalents. The computation of diluted net income (loss) per common share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on net income (loss) per common share.
Prior to the IPO, the Company used the two-class method to compute net loss per common share because the Company previously issued securities, other than common stock, that contractually entitled the holders to participate in dividends and earnings of the Company. These participating securities included shares of each series of the Company’s convertible preferred stock, which had non-forfeitable rights to participate in any dividends declared on the Company’s common stock. The two-class method required earnings for the period to be allocated between common stock and

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
participating securities based upon their respective rights to receive distributed and undistributed earnings.
Under the two-class method, for periods with net income, basic net income per common share was computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders was computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings was made during periods with a net loss, as the holders of the participating securities had no obligation to fund losses.
Diluted net income per common share was computed under the two-class method by using the weighted average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, the Company analyzed the potential dilutive effect of the outstanding participating securities under the “if-converted” method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period or date of issuance, if later. The Company reported the more dilutive of the approaches (two-class or “if-converted”) as its diluted net income per share during the period.
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
(s) Segment Information
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

The following summarizes assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of September 30, 2020 and December 31, 2019:

	Fair Value		Cash and Cash Equivalents
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Assets
Cash	36,615	22,451	36,615	22,451
Level 1:
Money market funds	59,513	45,127	59,513	45,127
Cash and cash equivalents	$96,128	67,578	$96,128	67,578

Liabilities
Level 2:
Preferred stock warrant liabilities	—	(666)	—	—
Total	$96,128	66,912	$96,128	67,578

(7)  Debt
Senior Secured Facility
On April 27, 2016, the Company entered into a loan and security agreement (“Senior Secured Facility”) with Pacific Western Bank that provides for a $15,000 revolving credit line (“Revolving Line”). No significant debt issuance costs were incurred as part of the transaction. The Company is obligated to pay ongoing commitment fees equal to $9 annually. On November 20, 2017, Casper amended this line of credit to raise the borrowing limit to $30,000. On August 14, 2018, the Senior Secured Facility was amended to modify reporting covenants. On December 12, 2018, the Senior Secured Facility was modified to increase the ancillary services sub limit from $4,000 to $10,000. On March 1, 2019, the Senior Secured Facility was amended to modify the borrowing limit to $25,000 as well as other covenants. On September 1, 2019, the Senior Secured Facility was amended to extend the maturity date of the Revolving Line to September 1,

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
2020, increase the amount of allowable capital expenditures from $39,000 to $55,000, and increase the borrowing base percentage from 150% to 300% of the most recent average trailing three month gross profit. On August 6, 2020, the Senior Secured Facility was amended to extend the maturity date by 90 days.
Subject to certain terms of the loan agreement, the Company may borrow, prepay and re-borrow amounts under the Revolving Line at any time and amounts repaid or prepaid may be re-borrowed. Interest rates on borrowings under the Revolving Line will be based on the greater of the prime rate or three and a half percent (3.5%). The prime rate is defined as the rate of interest announced by the bank.
The Senior Secured Facility contains certain customary financial, affirmative, and negative covenants, including a minimum net revenue, a minimum cash balance to be held at Pacific Western Bank, a limit on the Company’s ability to incur additional indebtedness, dispose of assets, make certain acquisition transactions, pay dividends or make distributions, and certain other restrictions on the Company’s activities each defined specifically in the agreement. Casper was in compliance with all terms and covenants in the Senior Secured Facility as of September 30, 2020.
The outstanding balance of the Revolving Line was $15,868 as of September 30, 2020. Interest expense incurred on the Revolving Line was $144 and $463 for the three and nine months ended September 30, 2020, respectively, and $206 and $566 for the three and nine months ended September 30, 2019, respectively.
See related subsequent events disclosure in Note 17 related to refinancing of the Senior Secured Facility.
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

As of September 30, 2020, the Company was in compliance with all covenants under the Subordinated Facility and the outstanding balance of the loans was $50,000. Interest expense incurred on the loan was $1,851 and $5,521 for the three and nine months ended September 30, 2020, respectively, and $504 for each of the three and nine months ended September 30, 2019, respectively.

See Note 14 for additional information on warrants issued in conjunction with the Subordinated Facility.

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
(8)  Stock-Based Compensation
During the nine months ended September 30, 2020, the Company granted 324,505 stock options.

During the nine months ended September 30, 2020, options to purchase 747,118 shares of common stock were exercised. The intrinsic value, which is the difference between the market value of the stock and the exercise price of the stock options, of those options exercised was $5,819.
The total number of options vested during the nine months ended September 30, 2020, was 1,182,503 at a total fair value of $8,502.

During the nine months ended September 30, 2020, the Company extended the term of certain fully vested stock options for certain employees resulting in the immediate recognition of incremental stock-based compensation expense of $6.

Stock-based compensation cost for employee stock options amounted to $3,746 and $9,691 for the three and nine months ended September 30, 2020, respectively, and $2,122 and $5,648 for the three and nine months ended September 30, 2019, respectively. These amounts include stock-based compensation to employees and non-employees, and is included within general and administrative expense.

As of September 30, 2020, the total unrecognized stock-based compensation expense related to stock options was $24,710. The Company expects to recognize this expense over the remaining weighted- average period of approximately 2.52 years.

Restricted Stock Units and Performance Stock Units

In February 2020 and in connection with the IPO, the Company's Board of Directors adopted the Company's 2020 Equity Incentive Plan, which became effective upon the filing of the associated Form S-8 on February 11, 2020.

During the nine months ended September 30, 2020, the Company granted 2,111,933 restricted stock units (“RSUs”), and 259,616 performance stock units (“PSUs”), of which 429,387 units were forfeited. During the three months ended September 30, 2020, the Company granted 194,625 restricted stock units (“RSUs”), and 0 performance stock units (“PSUs”), of which 142,870 units were forfeited. The fair value of the units granted was equal to the average stock price on the grant date.

Total stock-based compensation expense related to RSUs and PSUs of $2,164 and $4,362 was recognized for the three and nine months ended September 30, 2020, respectively, and is included within general and administrative expense. Total stock-based compensation expense, related to RSUs and PSUs of $0 was recognized for each of the three and nine months ended September 30, 2019. The Company expects to recognize the expense over the remaining vesting period of four years for new hire grants, and three years for all other employee and director grants.

The PSUs earned will vest within one year from the grant date based on the Company's performance. During the three and nine months ended September 30, 2020, the Company recognized expense related to PSUs of $580.

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
The following table summarizes the activity related to the Company's RSUs and PSUs:

Restricted Stock Units and Performance Stock Units	Outstanding shares	Weighted Average Grant Date Fair Value
Balance as of January 1, 2020	—	$—
Granted	2,371,549	8.54
Vested and converted to shares	—	—
Forfeited or canceled	(429,387)	8.69
Balance as of September 30, 2020	1,942,162	$8.51

(9)  Significant Risks and Uncertainties Including Business and Credit Concentrations
Risks and Uncertainties
In December 2019, the COVID-19 disease caused by the novel coronavirus was reported in the media, and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On March 11, 2020, the WHO characterized COVID-19 as a pandemic. The broader implications of the COVID-19 pandemic on the Company’s results of operations and overall financial performance remain uncertain. The Company has experienced and may continue to experience constrained supply or slowed customer demand that could materially adversely impact the Company’s business, results of operations and overall financial performance in future periods. As there remains a high degree of uncertainty around the impacts of the COVID-19 pandemic, the Company addresses and evaluates the impacts frequently. As the situation surrounding the COVID-19 pandemic remains fluid, we have been and may be required in the future to close or limit service offerings in certain of our retail stores in response to guidance from applicable government and public health officials, which we expect will adversely affect our revenues.
At this stage of the Company's development, the ability to generate positive operating cash flows is a risk. The Company has incurred a net loss from operations and net operating cash outflows for the three and nine months ended September 30, 2020, the years 2019 and 2018 and since inception and has an accumulated deficit. As a result, the Company continues to rely upon investors who contributed cash to cover the Company's current operating expenses and obligations and has the ability to draw down on the line of credit. The Company's success will depend in part on its ability to continue to attract new customers, retain existing customers, and curate and market its products. There can be no assurance that the Company will be able to achieve any or all of these success factors. The Company estimates that it will have adequate liquidity to fund operations through November 17, 2021. In the future, if the Company is unable to attain positive cash flow from operations it will need to raise adequate financing or issue additional debt to maintain its current level of operations and growth.
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
Concentrations
As of September 30, 2020, three customers comprised 37%, 18% and 15% of the Company's accounts receivable balance, respectively. As of December 31, 2019, one customer comprised 49% of the Company’s accounts receivable balance.

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
One customer accounted for 13% of the Company’s revenue for the nine months ended September 30, 2020. No customer accounted for more than 10% of the Company’s revenue in the nine months ended September 30, 2019.

(10) Leases
Rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rental expense for operating leases were $5,023 and $5,378 for the three months ended September 30, 2020 and 2019, respectively, and $16,769 and $12,782 for the nine months ended September 30, 2020 and 2019, respectively.
As of September 30, 2020, future minimum lease payments under non-cancelable operating leases consisted of the following:

2020 (remaining three months)	5,167
2021	20,849
2022	21,351
2023	21,252
2024	17,520
Thereafter	85,497
Total minimum lease payments	$171,636

The Company maintains leases for its office spaces and retail locations in each location as described in Note 1.
(11) Income Taxes
Effective Tax Rate
The Company’s effective tax rate, which is calculated by dividing each period’s income tax provision by pretax income, was 0.13% and 0.07% for the three months ended September 30, 2020 and 2019, respectively, and 0.07% and 0.06% during the nine month period ended September 30, 2020 and 2019, respectively. The effective tax rates for the periods ended September 30, 2020 generally differ from the U.S. federal statutory tax rate primarily due to a full valuation allowance related to the Company’s U.S. deferred tax assets.
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

(12) Accrued Expense
Accrued expenses consist of the following:

	September 30, 2020	December 31, 2019
Marketing	$18,081	$19,444
Tax fees	14,578	14,033
General trade	12,848	30,568
Other	12,739	9,085
Total Accrued Expenses	$58,246	$73,130

(13) Convertible Preferred Stock, Common Stock, and Stockholders’ Equity/(Deficit)
(a)  Common Stock
On February 10, 2020, in connection with our IPO, all Class A common stock and Class B common stock were converted into common stock at a par value of $0.000001, and we issued and sold 8,350,000 shares of our common stock at a price to the public of $12.00 per share resulting in net proceeds to us of approximately $88.0 million after deducting the underwriting discount of approximately $6.5 million and offering expenses of approximately $5.7 million.

As of September 30, 2020, the Company had 170,000,000 shares of authorized common stock. Each holder of the Company's common stock is entitled to one vote per share on all matters to be voted upon by the stockholders. There are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Company's Board of Directors out of legally available funds. If there is a liquidation, dissolution or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock.

Holders of the Company's common stock have no preemptive or conversion rights or other subscription rights, and there are no redemption or sinking fund provisions applicable to the common stock. All outstanding shares of the Company's common stock will be fully paid and non-assessable. The rights, preferences and privileges of the holders of the Company's common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock which the Company may designate and issue in the future.

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
(b)  Convertible Preferred Stock
On February 10, 2020, upon the closing of the Company's IPO, all outstanding shares of convertible preferred stock were automatically converted into an aggregate of 20,485,054 shares of common stock.

	Series seed preferred stock		Series A preferred stock		Series B preferred stock		Series C preferred stock		Series D preferred stock
Balance at December 31, 2019	3,951,636	$1,826	4,753,421	$12,983	2,378,594	$54,895	5,440,496	$169,098	2,688,765	$81,159
Conversion of redeemable convertible preferred stock to common stock	(3,951,636)	(1,826)	(4,753,421)	(12,983)	(2,378,594)	(54,895)	(5,440,496)	(169,098)	(2,688,765)	(81,159)
Balance at September 30, 2020	—	$—	—	$—	—	$—	—	$—	—	$—

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
In accordance with ASC 470-20-25-2, the proceeds of each debt issuance are allocated between the debt and the respective warrant based on their relative fair values. Each TPC Warrant is recorded as a liability upon initial recognition, with a corresponding debit to record a debt discount. Each reporting period, the TPC Warrants are marked to market with changes in fair value recorded as an increase/decrease in the liability with a corresponding fair value adjustment in other income (expense). The debt discount is initially recorded with each TPC Warrant and is amortized to interest expense over the term of the associated debt using the effective interest method. The TPC Warrants were issued before a liability for the debt was recognized and, as a result, the associated debt discount was classified as a deferred asset, consistent with the treatment of the fees paid to lenders.

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
(16) Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Numerator
Net loss	$(15,856)	$(23,023)	$(74,527)	$(67,399)
Numerator for basic and diluted loss per share	$(15,856)	$(23,023)	$(74,527)	$(67,399)

Denominator
Weighted-average common shares outstanding	40,118,959	10,635,338	35,927,521	10,530,262
Denominator for basic and diluted net loss per share	40,118,959	10,635,338	35,927,521	10,530,262
Net loss per share attributable to common stockholders, basic and diluted	(0.40)	(2.16)	(2.07)	(6.40)

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
The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the three and nine months ended September 30, 2020 and 2019.

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Warrants to purchase common stock	33,311	214,444	33,311	214,444
Stock options and RSUs	6,192,514	5,924,614	6,192,514	5,907,095

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

(17) Subsequent Events
The Company has assessed subsequent events through the date of this Quarterly Report on Form 10-Q and has concluded the following disclosure is required in the consolidated financial statements.

On November 10, 2020, the Company, together with Casper Science LLC and Casper Sleep Retail LLC, refinanced the Senior Secured Facility by entering into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), providing for a senior secured asset-based revolving credit facility of up to $30,000, with an uncommitted accordion of an additional $15,000 (the “Amended Senior Secured Facility”). The credit agreement provides that up to $10,000 of the Amended Senior Secured Facility is available for issuances of letters of credit and up to $5,000 is available for swingline loans.

The Amended Senior Secured Facility matures on the earlier of November 10, 2023 or 91 days prior to the earliest maturity date of any borrowing under the Amended Subordinated Facility.

Borrowings under the Amended Senior Secured Facility will be subject to an applicable margin of (i) when Average Daily Availability (as defined in the credit agreement) is greater than or equal to 50% of the Loan Cap (as defined in the credit agreement), 2.50% for LIBOR loans or 1.50% for base rate loans, as well as a letter of credit fee of 2.50%, and (ii) when Average Daily Availability is less than 50% of the Loan Cap, 2.75% for LIBOR loans or 1.75% for base rate loans, as well as a letter of credit fee of 2.75%, in each case subject to adjustments on the first day of each fiscal quarter commencing on January 1, 2021.

The Amended Senior Secured Facility is secured by substantially all assets of the borrowers, including intellectual property, subject to customary exceptions. The Amended Senior Secured Facility contains customary covenants that limit, absent lender approval, the ability of the Company to, among other things, pay cash dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, enter into certain transactions, repay certain indebtedness, make investments or dispose of assets.

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
Our products seek to address real life sleep challenges by optimizing for a variety of factors that impact sleep, like: the microclimate under the covers by regulating humidity and temperature; comfort and support, through the use of high-quality materials and ergonomic designs; and the ambience and sleep environment, through smart devices that provide sleep-conducive lighting. We also work to address “the little things” in our products, offering innovative features to make the sleep experience better and less stressful. Casper Labs, home to our fabrication and test space, features state-of-the-art capabilities to test against a wide range of factors affecting sleep quality, driving our innovation throughout the Sleep Economy. Casper Labs controls every aspect of our product offerings, including design and construction, material performance requirements, manufacturing protocols, supplier selection, packaging specifications, and quality assurance. We believe that no other company in the category has our level of product development talent, resources, or expertise.
We distribute our products through a flexible, multi-channel approach combining our direct-to-consumer channel, including our e-commerce platform and retail stores, with our retail partnerships. Our presence in physical retail stores has proven complementary to our e-commerce channel, as we believe interaction with multiple channels has created a synergistic “network effect” that increases system-wide sales as a whole. We believe our multi-channel expansion creates synergies and that these channels, to date, have proven to be complementary.
Please see “Factors Affecting our Financial Condition and Results of Operations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K filed on March 19, 2020, for a discussion of the factors that generally are expected to impact our business.
Impact of COVID-19 Pandemic
Casper continues to closely monitor how the spread of the COVID-19 pandemic caused by the novel coronavirus is affecting its employees, customers and business operations. We have developed and implemented preparedness plans to help protect the safety of our employees and customers, while safely continuing business operations.

In order to protect the health and safety of our employees, particularly given the severity of the pandemic in New York and California, we have continued to limit access to our corporate offices and our corporate workforce has spent and continues to spend a significant amount of time working from home during this period. Access to our offices will remain limited until we are able to safely and responsibly re-open them on a broader basis in accordance with governmental and public health guidance, as well as health and safety policies tailored to our operations.
Since the temporary closure of all our retail stores in North America in mid-March 2020, we have reopened all of our 66 total stores as of the date of this Quarterly Report on Form 10-Q, with each offering walk-in shopping, private in-store appointments, curbside pick-up services, and virtual appointments. The health and safety of our customers and employees remain our top priority, and we have implemented and continuously update a suite of COVID-19-related operating policies and protocols as part of our retail operations, including limiting store hours and capacity in stores consistent with public health guidance and best practices. We also continuously monitor developments related to COVID-19 in locations where we have retail operations, and have developed procedures to enable us to responsibly and efficiently open or close our stores and adjust our service offerings as needed in response to changing COVID-19 conditions and applicable guidance from government and public health officials. During the three months ended September 30, 2020, sales were adversely impacted in our retail stores due to temporary closures, limitations in service offerings and significant reductions in retail foot traffic as a result of restrictions on retail businesses and shifting consumer preferences in response to COVID-19.

We have also worked with our manufacturing, logistics and other supply chain partners to build communication and monitoring processes for key aspects of our product and delivery supply chain. To date, certain of our suppliers and logistics providers have experienced supply constraints or labor shortages due to the COVID-19 outbreak. These COVID-19-related impacts on our providers, coupled with the lean levels of safety stock inventory we generally maintain as part of our flexible manufacturing model, have been significant drivers of increased delivery times for certain of our products through our e-commerce platform and impacted order fulfillment for certain of our retail partners. As a result, during the three months ended September 30, 2020, sales in our e-commerce and retail partnership channels have been negatively impacted by product and delivery supply chain constraints. We are actively qualifying and on-boarding new suppliers, working in close partnership with existing suppliers to re-build safety stock inventory levels, and enhancing internal inventory planning and monitoring capabilities. Taken together, we expect these actions and additional suppliers to significantly mitigate inventory constraints in future quarters.

In addition, while the stores of certain of our retail partners temporarily closed due to the COVID-19 pandemic in the second quarter of 2020, our largest partners remained open for business both in-store and online, and all of our partners have resumed in-store operations as of the date of this Quarterly Report on Form 10-Q. Accordingly, we have not experienced any material issues to date with respect to our accounts receivables from our retail partners or needed to materially increase our allowances for accounts receivable balances. We are, however, continuing to work closely with our retail partners to monitor the situation.

The COVID-19 pandemic has impacted, and we expect will continue to impact, our revenues, results of operations and financial condition. In response, we have taken proactive measures focused on optimizing our business model and cash management. As part of these measures, we ceased or reduced rent payments to a majority of our retail store landlords during the closure period for each store. We have been actively negotiating with our landlords on rent deferrals and abatements related to this closure period and have resumed rent payments for the majority of our reopened locations. Although we expect to favorably resolve these negotiations with our landlords, there can be no assurances in that regard.

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
Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of advertising and marketing costs associated with our products and services as well as consulting and contractor expenses. While sales and marketing expenses may fluctuate in the short-term due to the impact of the COVID-19 pandemic, on a long-term basis, we expect our sales and marketing expenses to increase in absolute dollars as we continue to promote our offerings. At the same time, on a long-term basis, we also anticipate that these expenses will decrease as a percentage of our revenue over time, as we improve marketing efficiencies and grow channels that require lower incremental sales and marketing support.
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
Income Tax Expense
We account for income taxes in accordance with ASC Topic 740, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We classify all deferred income tax assets and liabilities as noncurrent on our balance sheet. The effect of a change in tax rates on deferred tax assets and liabilities is recognized within the provision for (benefit from) income taxes on the consolidated statement of operations and comprehensive loss in the period that includes the enactment date.
We reduce deferred tax assets, if necessary, by a valuation allowance if it is more likely than not that we will not realize some or all of the deferred tax assets. In making such a determination, we consider all available positive and negative evidence, including taxable income in prior carryback years (if carryback is permitted under the relevant tax law), the timing of the reversal of existing taxable temporary differences, tax-planning strategies and projected future taxable income. Please refer to Note 11 to our unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional information on the composition of these valuation allowances and for information on the impact of U.S. tax reform legislation. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position.
We recognize interest and penalties related to uncertain tax positions within the provision for (benefit from) income taxes on our consolidated statement of operations and comprehensive loss.
Seasonality and Quarterly Comparability
Our revenue includes a seasonal component, with the highest sales activity normally occurring during the second and third quarters of the year due to back-to-school, home moves and other seasonal factors, along with seasonal promotions we offer during these quarters. The timing of on-boarding new retail partnerships, which typically launch with large inventory buy-ins, and the timing of launching new products may also impact comparability between periods. These factors can also impact our working capital and/or inventory balances in a given period. The COVID-19 pandemic and certain supply chain disruptions have impacted and continue to impact our quarterly comparability in 2020, and we may experience atypical seasonal activity this year. The full extent to which the COVID-19 pandemic may impact our seasonality and quarterly comparability will depend on numerous evolving factors that we are not able to accurately predict due to the uncertainty related to the pandemic as of the date of this Quarterly Report on Form 10-Q.
Results of Operations
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
    The following table sets forth information comparing the components of operations and comprehensive loss for the periods indicated.

	Three months ended September 30		Period over Period Change		Three months ended September 30
	2020	2019	Dollar	Percentage	2020	2019
	(in thousands, except percentages)				(as a % of Revenue)
Revenue	$123,464	$127,655	$(4,191)	(3.3)%	100.0%	100.0%
Cost of goods sold	54,944	62,942	(7,998)	(12.7)%	44.5%	49.3%
Gross profit	68,520	64,713	3,807	5.9%	55.5%	50.7%
Operating expenses
Sales and marketing	42,565	44,551	(1,986)	(4.5)%	34.5%	34.9%
General and administrative	39,518	41,311	(1,793)	(4.3)%	32.0%	32.4%
Restructuring	155	681	(526)	(77.2)%	0.1%	0.5%
Total operating expenses	82,238	86,543	(4,305)	(5.0)%	66.6%	67.8%
Loss from operations	(13,718)	(21,830)	8,112	(37.2)%	(11.1)%	(17.1)%
Other (income) expense:
Net interest expense	2,127	813	1,314	161.6%	1.7%	0.6%
Other (income) expense, net	(9)	287	(296)	(103.3)%	—%	0.2%
Total other expenses, net	2,118	1,100	1,018	92.5%	1.7%	0.9%
Loss before income taxes	(15,836)	(22,930)	7,094	(30.9)%	(12.8)%	(18.0)%
Income tax (benefit) expense	20	93	(73)	(78.2)%	—%	0.1%
Net loss	(15,856)	(23,023)	7,167	(31.1)%	(12.8)%	(18.0)%

Revenue
Revenue was $123.5 million for the three months ended September 30, 2020, a decrease of $4.2 million, or 3.3%, compared to $127.7 million for the three months ended September 30, 2019. North America revenue was up $2.2 million or 1.8% for the three months ended September 30, 2020 compared to the same period in the prior year, and our European operations, which we closed at the end of the second quarter of 2020, had revenue of $6.4 million for the three months ended September 30, 2019. Direct-to-consumer revenue decreased $11.6 million, or 11.4%, compared to the three months ended September 30, 2019 driven primarily by the closure of our European operations and reduced sales in our retail stores due to limited store hours and offerings and depressed retail foot traffic due to to public health and government pandemic orders, partially offset by a modest increase in North America e-commerce sales. North America direct-to-consumer revenue decreased $6.1 million or 6.3%, compared to the three months ended September 30,2019. We ended the third quarter with a retail presence of 65 stores, an increase of 17 net new stores compared with our retail footprint in the third quarter of 2019. While 64 of our 65 stores were open and operating as of the end of the third quarter of 2020, operations were limited due to public health and government pandemic orders. Sales to retail partners were up $7.4 million, or 28.3%, compared to the three months ended September 30, 2019. This increase was driven by revenue growth with our existing partners, the introduction of 7 new partners year over year to 21 total partners, and an expansion of our product offerings. Despite certain of our retail partners' stores being temporarily closed due to the COVID-19 pandemic, our largest retail partners have generally remained open for business both in-stores and online. North America retail partnership revenue increased $8.3 million or 32.6%, compared to the three months ended September 30, 2019. Additionally, during the three months ended September 30, 2020, we believe our revenue was negatively impacted by supply chain constraints that extended the time required to fulfill customer orders and resulted in lost orders. We have taken active measures which we expect to mitigate these supply chain issues in future quarters.

Gross Profit and Cost of Goods Sold
Gross profit was $68.5 million for the three months ended September 30, 2020, an increase of $3.8 million, or 5.9%, compared to $64.7 million for the three months ended September 30, 2019. Cost of goods sold was $54.9 million for the three months ended September 30, 2020, a decrease of $8.0 million, or 12.7%, compared to $62.9 million for the three months ended September 30, 2019. Gross margin for the three months ended September 30, 2020 was 55.5% compared to 50.7% for the three months ended September 30, 2019. The increase in gross margin was primarily driven by favorable product mix related to our new mattress line launched in March 2020, as well as lower logistics costs due to a change in service provider. Gross margin also benefited by 80 basis points due to a partial reversal of a charge taken in the first quarter of 2020 associated with a change in logistics providers.

Sales and Marketing Expense
Sales and marketing expenses were $42.6 million for the three months ended September 30, 2020, a decrease of $2.0 million, or 4.5%, compared to $44.6 million for the three months ended September 30, 2019. Sales and marketing expenses decreased due to reduced advertising spend resulting from lower online and offline media costs and improved marketing efficiencies. Sales and marketing expenses as a percentage of revenue was 34.5% for the three months ended September 30, 2020, compared to 34.9% for the three months ended September 30, 2019, due to improved marketing efficiency.

General and Administrative Expenses
General and administrative expenses were $39.5 million for the three months ended September 30, 2020, a decrease of $1.8 million, or 4.3%, compared to $41.3 million for the three months ended September 30, 2019. General and administrative expenses decreased primarily due to lower payroll and operating expenses associated with our corporate workforce working from home and limited store operations, partially offset by increased expenses related to being a public company. General and administrative expenses as a percentage of revenue was

32.0% for the three months ended September 30, 2020 compared to 32.4% for the three months ended September 30, 2019 due primarily to the lower payroll and operating expenses.
Restructuring Expenses
Restructuring expenses were $0.2 million for the three months ended September 30, 2020 related to the closure of our European operations. There were $0.7 million of restructuring expenses recorded in the same period of the prior year related to severance charges in connection with a reduction in force in North America. Restructuring expenses relate to costs associated with strategic shifts in our business structure including exiting certain lines of business and geographies.
Total Other Expenses, Net
Total other expenses, net were $2.1 million for the three months ended September 30, 2020, an increase of $1.0 million, or 92.5%, compared to $1.1 million for the three months ended September 30, 2019. The increase in total other expenses, net was due to interest incurred on higher outstanding balances of our debt facilities.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
    The following table sets forth information comparing the components of operations and comprehensive loss for the periods indicated.

	Nine months ended September 30		Period over Period Change		Nine months ended September 30
	2020	2019	Dollar	Percentage	2020	2019
	(in thousands, except percentages)				(as a % of Revenue)
Revenue	$346,704	$312,319	$34,385	11.0%	100.0%	100.0%
Cost of goods sold	168,155	157,342	10,813	6.9%	48.5%	50.4%
Gross profit	178,549	154,977	23,572	15.2%	51.5%	49.6%
Operating expenses
Sales and marketing	113,220	113,994	(774)	(0.7)%	32.7%	36.5%
General and administrative	128,522	105,445	23,077	21.9%	37.1%	33.8%
Restructuring	5,595	681	4,914	721.6%	1.6%	0.2%
Total operating expenses	247,337	220,120	27,217	12.4%	71.3%	70.5%
Loss from operations	(68,788)	(65,143)	(3,645)	5.6%	(19.8)%	(20.9)%
Other (income) expense:
Net interest expense	6,435	1,355	5,080	374.9%	1.9%	0.4%
Other (income) expense, net	(742)	841	(1,583)	(188.2)%	(0.2)%	0.3%
Total other expenses, net	5,693	2,196	3,497	159.2%	1.6%	0.7%
Loss before income taxes	(74,481)	(67,339)	(7,142)	10.6%	(21.5)%	(21.6)%
Income tax (benefit) expense	46	60	(14)	(23.3)%	—%	—%
Net loss	(74,527)	(67,399)	(7,128)	10.6%	(21.5)%	(21.6)%
Revenue
Revenue was $346.7 million for the nine months ended September 30, 2020, an increase of $34.4 million, or 11.0%, compared to $312.3 million for the nine months ended September 30, 2019. Revenue increased as a result of higher sales through our direct-to-consumer and retail partnership channels and the introduction of new products, offset by the closure of our European operations at the end of the second quarter of 2020. North America sales were up $41.1 million or 14.0% for the nine months ended September 30, 2020 compared to the same period in the prior year and our European operations, which we closed at the end of the second quarter of 2020, had revenue of $18.7 million for the nine months ended September 30, 2019. Direct-to-consumer revenues increased $2.5 million, or 1.0% compared to the nine months ended September 30, 2019 due primarily to strength in our North American e-commerce channel, partially offset by the closure of our European operations and reduced sales in our retail stores due to store closures and depressed retail foot traffic related to the COVID-19 pandemic. Although 64 of our 65 stores were open and operating as of the end of the third quarter, operations were limited due to public health and government pandemic orders. North America direct-to-consumer revenue increased $8.0 million or 3.3%, compared to the nine months ended September 30,2019. Sales to retail partners increased by $31.9 million, or 59.4%, compared to the nine months ended September 30, 2019. This increase was driven by revenue growth with our existing partners, the introduction of 14 new partners compared to the same period in the prior year to end the quarter with 21 partners, and the expansion of our product offerings. North America retail partnership revenue increased $33.1 million or 63.5%, compared to the nine months ended September 30, 2019. Additionally, during the three months ended September 30, 2020, we believe our revenue was negatively impacted by supply chain constraints that extended the time required to fulfill customer orders and resulting in lost orders. We have taken active measures which we expect to mitigate these supply chain issues in future quarters.
Gross Profit and Cost of Goods Sold
Gross profit was $178.5 million for the nine months ended September 30, 2020, an increase of $23.6 million, or 15.2%, compared to $155.0 million for the nine months ended September 30, 2019. Cost of goods sold was $168.2 million for the nine months ended September 30, 2020, an increase of $10.8 million, or 6.9%, compared to $157.3 million for the nine months ended September 30, 2019. Gross margin for the nine months ended September 30, 2020 was 51.5% compared to 49.6% for the nine months ended September 30, 2019. The increase in gross margin was driven by the positive impact of supply chain initiatives designed to reduce product unit costs, favorable product mix related to our new mattress line launched in March 2020 and, in the second and third quarters of 2020, lower logistics costs. This was partially offset by increased discounting in the first quarter of 2020 compared to the prior year as we cleared out our older mattresses and launched our new products in March 2020.

Sales and Marketing Expense
Sales and marketing expenses were $113.2 million for the nine months ended September 30, 2020, a decrease of $0.8 million, or 0.7%, compared to $114.0 million for the nine months ended September 30, 2019. Sales and marketing expenses remained relatively flat as we continued to invest in driving traffic to our e-commerce website, market our products to consumers and build our brand. Sales and marketing expenses as a percentage of revenue was 32.7% for the nine months ended September 30, 2020, compared to 36.5% for the nine months ended September 30, 2019, and due to improved marketing efficiencies driven in part by lower online and offline media costs.
General and Administrative Expenses
General and administrative expenses were $128.5 million for the nine months ended September 30, 2020, an increase of $23.1 million, or 21.9%, compared to $105.4 million for the nine months ended September 30, 2019. General and administrative expenses increased primarily due to the operating costs related to our expanded retail presence of 17 net new stores compared to the third quarter of 2019, as well as expenses related to being a public company. General and administrative expenses as a percentage of revenue increased from 33.8% for the nine months ended September 30, 2019 to 37.1% for the nine months ended September 30, 2020 reflecting our increased investment in retail store operations and expenses related to being a public company.
Restructuring Expenses
Restructuring expenses were $5.6 million for the nine months ended September 30, 2020. There were $0.7 million of restructuring expenses recorded in the same period of the prior year related to severance charges in connection with a reduction in force. Restructuring expenses relate to costs associated with strategic shifts in our business structure including exiting certain lines of business and geographies. Associated costs include severance and other employee separation costs, contract termination expenses and asset impairment.

Total Other Expenses, Net
Total other expenses, net were $5.7 million for the nine months ended September 30, 2020, an increase of $3.5 million, or 159.2%, compared to $2.2 million for the nine months ended September 30, 2019. The increase in total other expenses, net was due to interest incurred on higher outstanding balances of our debt facilities.
Key Operating Metrics and Non-GAAP Financial Measures
We prepare and analyze operating and financial data to assess the performance of our business and allocate our resources. The key operating performance and financial metrics and indicators we use are set forth below. The following table sets forth our key performance indicators for the three and nine months ended September 30, 2020 and 2019, respectively.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2020	2019	2020	2019
Gross margin	55.5%	50.7%	51.5%	49.6%
Adjusted EBITDA	(7,495)	(16,813)	$(41,817)	$(53,807)
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
The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Net loss	(15,856)	(23,023)	$(74,527)	$(67,399)
Income tax expense	20	93	46	60
Net interest expense	2,127	813	6,435	1,355
Depreciation and amortization	3,313	2,118	9,656	4,804
Stock based compensation(a)	3,746	2,122	9,691	5,648
Restructuring(b)	155	681	5,595	681
Legal settlements(c)	(1,000)	—	500	138
Transaction costs(d)	—	383	787	906
Adjusted EBITDA	(7,495)	(16,813)	$(41,817)	$(53,807)

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
Liquidity and Capital Resources
Sources of Funds
Our principal sources of liquidity are our cash and cash equivalents, our Senior Secured Facility (as defined herein), our Subordinated Facility (as defined herein), and working capital from operations. Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds. As of September 30, 2020, we had $96.1 million of cash and cash equivalents.
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
In response to the COVID-19 pandemic, we have taken proactive measures focused on optimizing our business model and cash management. We implemented an employee furlough program from mid-March to mid-September 2020, which was initially applicable to almost all our retail employees, reduced our corporate personnel by approximately 21%, initiated the wind-down of our European operations, which is expected to be largely completed by the end of 2020, temporarily ceased or reduced rent payments with respect to our retail store locations that were closed due to the pandemic, and continue to actively negotiate with our landlords on rent deferrals and abatements. In total, we expect these actions to result in more than $10 million in annualized savings and approximately $1.0 million in employee-related expenses. While the extent to which the COVID-19 pandemic will impact our business, financial condition and results of operations is uncertain, along with the $96.1 million in cash and cash equivalents on our balance sheet as of September 30, 2020, we believe these restructuring initiatives will further strengthen our balance sheet position and provide us with the flexibility and resilience to weather the COVID-19 pandemic. See “Risk Factors—The COVID-19 pandemic has affected, and could continue to adversely affect, our business, financial condition and results of operations” in Part II, Item 1.A. of this Quarterly Report on Form 10-Q.

Our capital expenditures consist primarily of retail infrastructure, leasehold improvements, product development and computers and hardware. In December 2018, we signed an agreement for a headquarters in New York for a period of 15 years with a five-year renewal option. Rent payments began on the new headquarters in January 2020.
Historical Cash Flows
The following table shows summary cash flow information for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30,
(in thousands)	2020	2019
Net cash flows used in operating activities:	$(46,986)	$(29,706)
Net cash used in investing activities	(12,559)	(39,631)
Net cash provided by financing activities	88,611	95,808
Effect of exchange rate changes	(516)	75
Net increase in cash and cash equivalents	$28,550	$26,546
Operating Activities.    Net cash used in operating activities consists of net loss adjusted for certain non-cash items, including share-based compensation, property and equipment depreciation, long-term deferred rent and deferred income taxes, as well as the effect of changes in inventory and other working capital amounts.
For the nine months ended September 30, 2020, net cash used in operating activities was $47.0 million and was comprised primarily of net loss of $74.5 million, decreased by $23.1 million related to non-cash adjustments, primarily related to depreciation and amortization, and share based compensation. Changes in working capital decreased cash used in operating activities by $4.5 million, primarily due to a decrease in accounts receivable of $13.5 million, a decrease in inventory of $4.5 million and a decrease in prepaid expenses of $9.4 million, partially offset by a decrease in accrued expenses of $14.9 million and a decrease in accounts payable of $3.8 million.

For the nine months ended September 30, 2019, net cash used in operating activities was $29.7 million and was comprised primarily of net loss of $67.4 million, decreased by $14.7 million related to non-cash adjustments, primarily related to depreciation and amortization, and share-based compensation. Changes in working capital decreased cash used in operating activities by $23.0 million, primarily due to an increase in accounts payable of $3.0 million, an increase in accrued expenses of $13.3 million, an increase in other liabilities of $22.3 million, and a decrease in inventory of $5.6 million, partially offset by an increase in prepaid expenses of $16.7 million and a decrease in deferred revenue of $3.2 million.

Investing Activities.    Our net cash used in investing activities primarily consists of purchases of property and equipment and issuances of notes receivables.
For the nine months ended September 30, 2020, net cash used in investing activities was $12.6 million and was comprised of purchases of property and equipment.

For the nine months ended September 30, 2019, net cash used in investing activities was $39.6 million and was primarily comprised of $43.6 million in purchases of property and equipment, partially offset by a $4.0 million decrease in note receivable.

Financing Activities.    For the nine months ended September 30, 2020, net cash provided by financing activities was $88.6 million, primarily from the issuance of equity in our initial public offering and the exercise of stock options and warrants.

For the nine months ended September 30, 2019, net cash provided by financing activities was $95.8 million and primarily consisted of $69.5 million from the issuance of equity and the exercise of stock options, and $26.3 million net repayment of our Senior Secured Facility.
Senior Secured Facility
As of September 30, 2020, we had a $25.0 million secured revolving credit facility (“Senior Secured Facility”) with Pacific Western Bank as lender that was due and payable on December 1, 2020, pursuant to an amendment effective as of August 6, 2020 extending the maturity of the Senior Secured Facility by ninety (90) days. As of September 30, 2020 we had $15.9 million outstanding and $8.0 million of letters of credit issued pursuant to the Senior Secured Facility with $1.1 million remaining available for borrowing.

Borrowings under the Senior Secured Facility accrued interest at an annual rate equal to the greater of (i) the prime rate or (ii) 3.50%.
On November 10, 2020, we refinanced the Senior Secured Facility by entering into a credit agreement (the “Credit Agreement”) by and among the Company, Casper Science LLC and Casper Sleep Retail LLC, and Wells Fargo Bank, National Association (“Wells Fargo”), providing for a senior secured asset-based revolving credit facility of up to $30.0 million, with an uncommitted accordion of an additional $15.0 million (the “Amended Senior Secured Facility”). The Credit Agreement provides that up to $10.0 million of the Amended Senior Secured Facility is available for issuances of letters of credit, and up to $5.0 million is available for swingline loans. As of the date of this Quarterly Report on Form 10-Q, we had $16.0 million outstanding pursuant to the Amended Senior Secured Facility, with $14.0 million remaining available for borrowing.

The Amended Senior Secured Facility matures on the earlier of November 10, 2023 and 91 days prior to the earliest maturity date of any borrowing under the Amended Subordinated Facility (as defined below).

Borrowings under the Amended Senior Secured Facility will be subject to an applicable margin of (i) when Average Daily Availability (as defined in the Credit Agreement) is greater than or equal to 50% of the Loan Cap (as defined in the Credit Agreement), 2.50% for LIBOR loans or 1.50% for base rate loans, as well as a letter of credit fee of 2.50%, and (ii) when Average Daily Availability is less than 50% of the Loan Cap, 2.75% for LIBOR loans or 1.75% for base rate loans, as well as a letter of credit fee of 2.75%, in each case subject to adjustments on the first day of each fiscal quarter commencing on January 1, 2021.

The Amended Senior Secured Facility is secured by substantially all assets of the borrowers, including intellectual property, subject to customary exceptions.

The Amended Senior Secured Facility contains customary covenants that limit, absent lender approval, the ability of the Company to, among other things, pay cash dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, enter into certain transactions, repay certain indebtedness, make investments or dispose of assets. The financial covenant requires that the Loan Cap minus the Total Outstandings (each as defined in the Credit Agreement) be no less than the greater of (i) 10.0% of the Loan Cap and (ii) $3,000,000. The Amended Senior Secured Facility also includes customary cash dominion terms, pursuant to which a Cash Dominion Event (as defined in the Credit Agreement) could become effective if the applicable triggers as set forth in the Credit Agreement were to occur.

Subordinated Facility
As of September 30, 2020, we had a $50.0 million secured growth capital loan facility (“Subordinated Facility”) with TriplePoint Venture Growth BDC Corp., as lender and collateral agent, and TriplePoint Capital LLC, as lender (or, together with TriplePoint Venture Growth BDC Corp., “TriplePoint”).

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
Borrowings under the Subordinated Facility accrued interest at the prime rate (which, as defined in the Subordinated Facility, shall be as published in the Wall Street Journal with a floor of 5.25%) plus an applicable margin set forth in the table of terms. The table of terms sets forth 18 options that range on term, amortization, interest rate and other features that can range from an annual interest rate of the prime rate plus 0.0% margin for a three-month interest-only term and up to a prime plus 7.25% margin for a 48-month interest-only term. End of term payments ranged from 0.25% of each advance for a three-month term up to 8.25% for each advance with a 48-month repayment option. The Subordinated Facility also had a 1.25% one-time facility fee for the committed amount, which is initially $50.0 million. There was a 1.5% prepayment penalty in the event that the loan is prepaid within the first 18 months with no prepayment penalty thereafter.
The Subordinated Facility contained certain affirmative and negative covenants, including, among others, restrictions on liens, indebtedness, mergers or acquisitions, investments, dividends or distributions, fundamental changes and affiliate transactions. As of September 30, 2020, we had $50.0 million outstanding and were in compliance with all covenants and other obligations under the Subordinated Facility.
On November 10, 2020, the Company, Casper Science LLC and Casper Sleep Retail LLC entered into an amendment to the agreement governing the Subordinated Facility with TriplePoint Venture Growth BDC Corp., as lender and collateral agent, and TriplePoint Capital LLC, as lender (the “Amended Subordinated Facility”), to, among other things, permit the incurrence of the Amended Senior Secured Facility.

Initial Public Offering
On February 10, 2020, in connection with our initial public offering, we issued and sold 8,350,000 shares of our common stock at a price to the public of $12.00 per share, resulting in net proceeds to us of approximately $88.0 million, after deducting the underwriting discount of approximately $6.5 million and offering expenses of approximately $5.7 million.
Contractual Obligations
There have been no material changes to our contractual obligations during the nine months ended September 30, 2020 from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any material off-balance sheet arrangements.
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
During the nine months ended September 30, 2020, there have been no material changes to the information included under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are from time to time subject to various claims, lawsuits and other legal proceedings, including intellectual property claims. Some of these claims, lawsuits and other legal proceedings involve highly complex issues, and often these issues are subject to substantial uncertainties. Accordingly, our potential liability with respect to a large portion of such claims, lawsuits and other legal proceedings cannot be estimated with certainty. Management, with the assistance of legal counsel, periodically reviews the status of each significant matter and assesses potential financial exposure. We recognize provisions for claims or pending litigation when we determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates. If management’s estimates prove incorrect, we could incur a charge to earnings which could have a material adverse effect on our results of operations, financial condition, and cash flows. Beginning in June 2020, several putative class actions have been filed in the U.S. District Court for the Eastern District of New York and the New York State Supreme Court (New York County) by certain of our shareholders against us, our directors, certain of our officers, and certain of the underwriters of our initial public offering alleging violations of the Securities Exchange Act of 1934 and/or the Securities Act of 1933 in connection with the initial public offering. The cases are in preliminary stages, and the Company has not yet responded to the complaints. We believe these lawsuits are without merit and intend to vigorously defend against them.

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
The COVID-19 pandemic continues to rapidly evolve. At this time, there continues to be significant volatility and uncertainty relating to the full extent to which the COVID-19 pandemic and the various responses to it will impact our business, operations and financial results. We currently have third-party manufacturing partners in various locations, including China, Vietnam and the United States, among others. Certain of our suppliers and the manufacturers of certain of our products have been and may continue to be adversely impacted by the COVID-19 crisis. As a result, we have faced and may continue to face delays or difficulty sourcing products, which has negatively affected and could continue to negatively affect our business and financial results. Even if we are able to find alternate sources for such products, they may cost more, which could adversely impact our results of operations and financial condition. With respect to consumer demand, we have experienced changing consumer behavior in our direct-to-consumer channel since late February 2020, including a cessation in retail foot traffic due to the temporary closure of our North American retail stores, which has adversely affected our revenues. While all of our 66 total retail stores in North America have reopened as of the date of this filing, the situation surrounding COVID-19 remains fluid, and we may be required to close or limit service offerings in certain of our retail stores in response to guidance from applicable government and public health officials, which we expect will adversely affect our revenues. The COVID-19 pandemic has also caused us to cancel planned openings of new retail store locations and certain of our retail partners to temporarily close their stores where our products are sold, both of which we expect will further reduce our revenues and adversely affect our results of operations and financial condition.

Due to the impacts of the COVID-19 pandemic on our business, operations and financial condition, we implemented an employee furlough program from mid-March to mid-September, which was initially applicable to almost all our retail employees, and may need to implement additional employee furlough programs in the future in response of evolving COVID-19 impacts. Further, we have reduced our corporate personnel by approximately 21%, initiated the wind-down of our European operations, temporarily ceased or reduced rent payments with respect to retail store locations that were closed due to the COVID-19 pandemic, and continue to actively negotiate with our landlords on rent deferrals and abatements. There can be no assurances that we will favorably resolve negotiations with our landlords, and all or some of these landlords could claim that our failure to pay rent is a default under the applicable lease. In addition, due to the severity of the outbreak in New York and California, where we have corporate offices, we continue to limit access to our offices and our corporate workforce has and continues to spend a significant amount of time working from home. Any of these actions may impact our employees’ morale and productivity and cause disruptions to our retail and corporate operations.

While the ultimate global economic impact and duration of the COVID-19 pandemic is difficult to assess or predict, the economic downturn caused by the pandemic has caused and could continue to cause certain of our suppliers or retail partners to go out of business or otherwise cause supply chain and distribution constraints, result in increased costs or delays in the manufacturing of our products, or negatively impact consumers’ ability or willingness to pay for our products, any of which could have a material adverse effect on our business, financial condition or results of operations. The extent to which the COVID-19 pandemic will impact our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the transmission rate of the disease, the duration and extent of the pandemic, travel restrictions and social distancing in North America, the duration and extent of business closures and business disruptions, and the effectiveness of actions taken to contain, treat and prevent the disease.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
None.
Use of Proceeds
In connection with our initial public offering, we issued and sold 8,350,000 shares of our common stock at a price to the public of $12.00 per share resulting in net proceeds to us of approximately $88.0 million, after deducting the underwriting discount of approximately $6.5 million and offering expenses of approximately $5.7 million. All shares issued and sold were registered pursuant to a registration statement on Form S-1 (File No. 333-235874), as amended ("the Registration Statement"), declared effective by the SEC on February 5, 2020.
The net proceeds of approximately $88.0 million from our initial public offering have been invested in money market funds. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus, filed with the SEC on February 7, 2020 pursuant to Rule 424(b)(4) relating to our Registration Statement.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference				Filed/Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	S-8	333-236377	4.1	2/11/20
3.2	Amended and Restated Bylaws	S-8	333-236377	4.2	2/11/20
10.1	Offer Letter, dated August 25, 2020, between Casper Sleep Inc. and Michael Monahan	8-K	001-39214	10.1	8/26/20
10.2	Credit Agreement, dated as of November 10, 2020, among Casper Sleep Inc. as the Lead Borrower, the Borrowers named therein, the Guarantors named therein, Wells Fargo Bank, National Association as Agent, L/C Issuer and Swing Line Lender, the other Lenders party thereto, and Wells Fargo Bank, National Association as Sole Lead Arranger and Sole Bookrunner	8-K	001-39214	10.1	11/16/20
10.3	First Amendment to the Plain English Growth Capital Loan and Security Agreement, dated as of November 10, 2020, by and among TriplePoint Venture Growth BDC Corp., TriplePoint Capital LLC, Casper Sleep Inc., Casper Sleep Retail LLC and Casper Science LLC	8-K	001-39214	10.2	11/16/20
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASPER SLEEP INC.

Date: November 16, 2020	By:	/s/ Philip Krim
Philip Krim
Chief Executive Officer
(principal executive officer)

Date: November 16, 2020	By:	/s/ Michael Monahan
Michael Monahan
Chief Financial Officer
(principal financial and accounting officer)