Form 10-K
period 2020-12-31
Casper Sleep Inc.
filed 2021-02-26
CIK 1598674

Use these links to rapidly review the document

PART IV
Casper Sleep Inc. and Subsidiaries Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________________________________
FORM 10-K
_________________________________________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 001-39214
Casper Sleep Inc.
(Exact name of Registrant as specified in its Charter)
_________________________________________________________________________________________________________

Delaware	46-3987647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Three World Trade Center 175 Greenwich Street, Floor 39 New York, NY	10007
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (347) 941-1871
_________________________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.000001 par value	CSPR	The New York Stock Exchange
(Title of each class)	(Trading Symbol(s))	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)
_________________________________________________________________________________________________________
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the approximate market value of the registrant’s common stock held by non-affiliates was $248,297,162.
The number of shares of registrant's common stock outstanding as of February 26, 2021 was approximately 40,548,574.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "targets," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to statements about our future results of operations and financial position, the anticipated impact of the COVID-19 pandemic on our business; our business strategy, and plans and objectives of management for future operations, including, among others, statements regarding our ongoing actions in response to the COVID-19 pandemic; expected growth and market position; future capital expenditures and debt service obligations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of any new information, future events or otherwise. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to the important factors discussed under the caption "Risk Factors" herein. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:
•we operate in highly competitive industries, and if we are unable to compete successfully it could have a material adverse effect on our business, financial condition and results of operations;
•our business depends on the strength of our brand, and if we are not able to maintain and enhance our brand we may be unable to sell our products, which could have a material adverse effect our business, financial condition, and results of operations;
•if we are unable to successfully implement our growth strategies related to launching new products, it could have a material adverse effect on our business, financial condition, and results of operations;
•our growth strategy involves expansion of our retail partnerships, which presents risks and challenges to our business;
•the COVID-19 pandemic has affected, and could continue to adversely affect, our business, financial condition and results of operations;
•our future growth and profitability depend on the effectiveness and efficiency of our marketing programs;
•if we fail to attract new customers, or retain existing customers, or fail to do either in a cost-effective manner, we may not be able to increase sales;
•we have a history of losses and could continue to have operating losses and negative cash flow as we continue to expand our business;
•our efforts to protect and maintain our intellectual property may not be successful;
•our sales growth is dependent upon our ability to implement strategic initiatives and such initiatives may not be effective in generating sales growth;
•if we do not successfully implement our retail store strategy, including optimization of existing stores and our future retail store expansion, our growth and profitability could be harmed;
•a significant portion of our revenue is derived from our mattress products and a decrease in sales of such products could seriously harm our profitability and financial condition;
•we currently rely exclusively on third-party contract manufacturers whose efforts we are unable to fully control;
•we rely on third-party contract manufacturers and third-party distributors, and if we fail to timely and effectively obtain shipments of products from our manufacturers and deliver products to our retail partners and customers, our business and results of operations could be harmed;
•if we fail to manage our supply chain commensurate with demand and successfully and timely deliver merchandise to our retail partners and customers, our results of operations may be adversely affected;
•if tariffs or other restrictions are placed on foreign imports or any related counter-measures are taken by other countries, our business and results of operations could be harmed;
•we are subject to fluctuations in the cost and availability of raw materials and fuel, which could increase our costs or disrupt our production;
•we may experience fluctuations in our quarterly results of operations due to seasonality and other factors, which could make sequential quarter to quarter comparison an unreliable indication of our performance;
•system interruptions that impair customer access to our website or other performance failures in our technology infrastructure could damage our business, reputation and brand and substantially harm our business and results of operations;
•we rely significantly on information technology, or IT, and any failure, inadequacy, interruption or security lapse of that technology, or any failure by us or our service providers to adequately protect our or third-party information assets from cyber-based attacks or other incidents could have a material adverse effect on our business, financial condition, and results of operations;
•we may face exposure to product liability claims and recalls, which could reduce our liquidity and profitability and reduce consumer confidence in our products and have a material adverse effect on our business, financial condition, and results of operations;
•we may not be able to attract and retain qualified key personnel. If we lose the services of these individuals or are unable to attract new talent, it could impair our ability to execute our business strategy and have a material adverse effect on our business, results of operations and financial condition; and
•the market for sleep as a retail category is still emerging and if it does not continue to grow, if it grows more slowly than expected or if it does not achieve the growth potential we expect, or if we do not succeed in becoming a leader or maintaining our leadership in this category, our brand, business, financial condition, or results of operations could be adversely affected.

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

PART I
Item 1.    Business.
Overview

Casper Sleep Inc. is a multi-channel Sleep Company offering a portfolio of obsessively engineered sleep products, including mattresses, pillows, bedding, and furniture, through our e-commerce platform, Casper-owned and operated Sleep Shops across North America and a growing list of best-in-class retail partners. We believe sleep is rapidly becoming the third pillar of wellness and is poised to undergo the same massive transformation that fitness and nutrition have as they became major consumer categories. People spend more time sleeping than on any other single activity throughout their lives. When we sleep better, we experience better hours awake, making us more productive, creative, happy, and healthy.

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

We believe great brands win over the long-term and have the ability to change the culture around them. We have endeavored to build a brand that is genuine, trustworthy, and approachable, as well as fun and playful. Through our investment in a sophisticated and integrated marketing strategy, we engage consumers across the entire consumer journey, from our iconic public transit advertising campaigns, to our experiential retail store concepts, to our category-leading social media presence. We see the Casper brand as a valuable asset that we are utilizing to help capture a large share of the Sleep Economy.

Product innovation and excellence lie at the heart of our business. Since the release of our first product, the award-winning Casper mattress, we have expanded into pillows, sheets, duvets, bedroom furniture, sleep accessories, sleep technology, and sleep services. We design and engineer our products in-house and believe our proprietary research and development process puts Casper on the cutting edge of sleep innovations. We employ a team of data-driven researchers, designers, and engineers focused on building a better night's sleep through innovative new products, such as the newest generation of Casper mattresses launched in March 2020 incorporating new materials, technologies and pricing options, all centered around our mission of bringing better sleep to more consumers. We believe that no other company catering to the Sleep Economy has our level of product development talent, resources, data-driven insights, or expertise.

We seek to deliver a joyful shopping experience, regardless of sales channel. Our consumer experience includes knowledgeable and consultative sales associates, appealing and thoughtfully curated stores, immersive in-store trials, engaging and convenient online shopping, and fast and flexible delivery. The Casper experience allows consumers to seamlessly navigate between online and offline channels, eliminating boundaries, and reducing the friction associated with traditional purchases. As of December 31, 2020 we distributed our products directly to customers in North America through our e-commerce platform, 67 Casper retail stores, and over 20 retail partners.

Our Market

We believe that the Sleep Economy represents a rapidly growing and traditionally fragmented market. Consumers are increasingly recognizing quality sleep as a key component of a healthy lifestyle. Importantly, we believe that sleep consists of more than just the act of sleeping, and instead, includes the entire set of human behaviors that span from bedtime to wake-up and affect sleep quality—this is what we refer to as the Sleep Arc. As consumers become more educated around the serious potential health consequences of poor sleep, they are poised to spend more on sleep products in the same way that they have increased spending in other areas of health and wellness. Unlike other categories of health and wellness, however, historically there were no powerful brands that provided holistic solutions to the Sleep Economy. Instead, the Sleep Economy has traditionally been characterized by a fragmented set of providers across different products, services, and use cases.

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
•Increase Brand Awareness and Equity to Acquire New Customers and Build Enduring Brand Love. Increasing brand awareness and growing favorable brand equity among consumers in both existing and new markets has been, and remains, central to our growth. We drive brand awareness through a combination of sophisticated, multi-layered marketing programs, word-of-mouth referrals, experiential brand events, retail expansion, and ongoing product usage. A core tenet of our brand growth strategy is offering consumers increased ways to engage with our products and services, both online and offline, by building relevant and personalized multi-channel shopping experiences. We remain focused on building favorable brand equity through providing exceptional customer experiences, prioritizing customer research and data in order to develop a deep understanding of our customers' needs, and putting the customer first in all of our decisions in order to deliver a joyful shopping and post-purchase experience.
•Expand Direct-to-Consumer Presence and Network of Retail Partnerships.  As of December 31, 2020, we operated 67 retail stores, up from 60 stores at the end of 2019. We plan to continue the rollout of new Casper retail stores to strengthen our footprint in existing cities, while selectively entering into new cities in the United States, Canada. We continually focus on broadening the appeal of our digital consumer experience by leveraging data and analytics to optimize product discovery and education, product assortment, and pricing, as well as the delivery and post-delivery experience. In addition, as of December 31, 2020, we worked with over 20 retail partners. We tailor our approach to each retail partner with a variety of options, including unique floor positioning, visual merchandising, inventory availability, flexible packaging options, training, and marketing support while maintaining consistent brand, pricing, and product SKU offerings across our business. The growth of our offline presence through our retail stores and retail partnerships elevates the reach of our digital consumer experience. We believe our multi-channel expansion creates synergies.
•Continue Leadership as a Sleep Destination.  We plan to continue to offer products and services that span and work together across the entire Sleep Arc. We believe this expansion will attract new customer segments and retail partners, as well as enhance average order value, increase attachment rate opportunities, and deliver higher overall customer lifetime value. Casper Labs sits at the center of our ability to continue bringing innovative and enhanced performance-driven products to market with both speed and excellence. We anticipate that growth of our products and services will span entirely new categories of the Sleep Arc, including new sleep technologies that address the environmental factors of light, sound, touch, and scent; new services and content such as digital apps, meditation, sleep programming and counseling; and new use cases for our products, including options for travel, children and babies, and pets.
•Drive Continued Operational Excellence.  We are committed to improving productivity and profitability through a number of operational initiatives designed to grow our revenue and expand our margins. To date, we have had significant success improving our gross margins, achieving 51.1% in gross margin for the year ended December 31, 2020, up from 49.0% for the year ended December 31, 2019. We believe there is opportunity for continued improvement in gross margins, marketing efficiencies, and operating leverage through these key initiatives:
•Optimize pricing;

•Reduce product returns;
•Optimize supply chain efficiencies and infrastructure;
•Drive marketing efficiencies; and
•Achieve operating leverage.
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

We thoughtfully curate our product and service offerings. We offer a limited selection of distinct products in each category at various price points, which target a range of consumer needs and budgets. As we expand our product portfolio, we intend to develop sleep products that address the factors of sight, sound, smell, touch, temperature, humidity, and body position across the full Sleep Arc, which will offer distinct and complementary benefits to our existing offerings. Our product and services portfolio as of December 31, 2020 is comprised of six categories: mattresses, soft goods, furniture, connected sleep, accessories and third-party products, and services.

Mattresses

At the core of the Sleep Arc, the mattress is the base for a good night's sleep. Our thoughtfully-designed mattresses provide comfort, including ergonomic support, thermal comfort, pressure relief, motion isolation, easy position realignment, and long-term durability. We currently offer mattresses at multiple tiers to address the needs of different consumers, such as the Casper Wave Series, Nova Series, Original Series, and Element Mattress. Each of our mattresses has our signature “Just Right” feel and utilizes a highly breathable, bouncy, soft top layer over a pressure relieving memory foam layer, which is designed to support, comfort, and cool the body, leading to better-quality sleep. All of our mattresses are designed and engineered in-house by the research and development team at Casper Labs. Additionally, each of our mattresses sold through our direct-to-consumer channel has a 100-night, risk-free trial and a 10-year limited warranty. All mattresses are compressed, roll-packed, and shipped in our innovative box and delivered to customers through common carrier delivery, in-store pick-up, or in-home set-up.

Soft Goods

Sleep soft goods, such as pillows, sheets, and blankets, offer both emotional and functional benefits for consumers. Soft goods have a measurable impact on sleeping quality through breathability, humidity management, and ergonomic support. Due to the intimate nature and high visibility of these products in the home, consumers' decisions are also affected by a number of elements like brand, materials, softness, colorways, and other aesthetic points. Casper has created a line of soft goods that balances the emotional and functional considerations, offering pillows with innovative design features and multiple fill options, sheets, duvets, weighted blankets, mattress protectors and throw blankets.

Furniture

We created a line of furniture that was rigorously designed and tested to further support a positive sleeping experience for our customers. Our furniture offerings provide a natural attachment to our mattresses and consist of a variety of static and adjustable bed frames, including the Casper Haven Bedframe and Casper Repose Bedframe, our newest bedframes launched in August 2020.

Connected Sleep
Technology does not yet play a meaningful role in helping most people sleep, and in fact, often contributes to chronic lack of sleep. We believe, however, that well-designed sleep technology can significantly improve sleep quality and behaviors. Our Glow Light leverages both science and emotion to enable better sleep throughout the complete Sleep Arc, and is complemented by the Casper Glow app (available on both iOS and Android) for setup and customization. There is also opportunity for development of new sleep technologies across the full Sleep Arc as well as across environmental factors like light, sound, touch, and scent. We believe that technology will increasingly play a role in improving sleep quality.

Accessories and Third-Party Products
We design and curate products and services across The Sleep Arc. Our accessories and third-party products address various needs along The Sleep Arc and help promote sleep quality for consumers. Our current accessory products include the Casper Nap Pillow, Mattress Topper and Dog Bed. Casper is frequently approached by other innovative companies seeking to introduce their products to our customers. Likewise, our customers look to us for recommendations on additional products that can help them achieve better sleep. As a result, we occasionally partner with other companies on curating and selling third-party products that we believe enhance the sleep experience and reinforce our position as an authority on sleep.

Services
We offer services that complement and complete the sleep experience. Our service offerings are currently focused on providing a seamless purchase and delivery experience, offering an extended warranty and providing a range of financing and delivery options.
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
Consumer-Centric Multi-Channel Strategy

We meet consumers where they prefer to engage with us through our direct-to-consumer platforms and retail partners. We offer a consistent Casper experience that is centered on sleep across all channels.

Buying sleep products is a very personal decision, and most consumers take time to research and compare options, solicit advice from friends and family, and draw upon previous experiences before making their purchase decision. As consumers move between the online and offline channels to inform their decisions, we work tirelessly to engineer shopping experiences that emphasize both the simplicity of our product portfolio, as well as the consistency in the Casper brand experience and product design across all of our channels. Unlike most other Sleep Economy companies, Casper puts the shopping experience on the consumers” terms, facilitating brand discovery across multiple consumer touchpoints, empowering consumers to seamlessly navigate between traditional offline and online boundaries, and offering a convenient and easy path to purchase with flexible delivery options and a range of financing options. Our go-to-market approach leverages multiple channels to create a differentiated and joyful experience, eliminating friction and boundaries. The Casper experience allows consumers to seamlessly navigate between online and offline channels, eliminating boundaries, and reducing friction associated with traditional purchases.

Direct-to-Consumer Channel

Casper.com provides a friendly and educational shopping experience, inviting consumers to enter and explore our brand. The site offers our entire product portfolio and features sleep education, empowering the consumer to design a sleep experience that meets their individual needs. The website delivers differentiated customer service by allowing consumers to communicate with a Sleep Specialist directly through the “talk to a human” portal including phone, chat and email support. Because our website serves as a touchpoint for consumers at various points in their journey, our goal is for casper.com and retail locations to feel like one continuous store. As such, we use our website to facilitate discovery of our physical locations through our store directory and sleep trial appointment portal.

Since our founding, consumers began knocking on the door of our first office to try Casper products, and we quickly recognized the importance of physical retail. This prompted us to launch sleep-centered pop-up stores and to experiment with a wide variety of interactive and experiential retail concepts. We have leveraged those experiences and data to design our stores from the ground up.

We launched our first retail concept in Los Angeles in 2015, followed by permanent retail stores in San Francisco and New York in 2017 and 2018, respectively, and, as of December 31, 2020, we had 67 retail store locations across the United States and Canada. Our retail stores are thoughtfully designed to deliver an intimate trial experience and the opportunity to interact with our full portfolio of sleep products in a fun, relaxed manner. The store environment is bright, cheerful, sleep-themed, and full of delightful features. The retail stores feature a modular, flexible design to optimize individual store flow, enabling different floor set-ups as we launch new products, reflect seasonal changes, and improve client flow. Each store stocks most of our products in inventory, allowing consumers to take products home immediately if they wish to.

Our retail store culture is built around a “one team” concept with deep expertise from a variety of top retailers and industries. They are data-driven, highly iterative, and obsessively responsive to consumer feedback. We staff our retail stores with trained Sleep Specialists who are able to provide consumers a consultative and personal experience by listening carefully and then recommending the best solutions to address their sleep needs and budget.

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

Retail Partnerships

Our network of retail partners’ stores and websites improves Casper’s brand awareness, builds credibility and opens up new geographies and demographics to us. We are often approached to work with industry-leading retailers and selectively partner with those that have an image and approach that are consistent with our mission and values. These relationships are mutually beneficial, as the Casper brand and quality of offerings help drive foot and website traffic in key demographics for our retail partners, while also increasing traffic to casper.com and Casper stores in the cities where we have retail partnerships.

As of December 31, 2020, we had over 20 retail partners, including Amazon, Costco, Hudson's Bay Company, and Target, that sell our products across the United States and Canada. Generally, Casper products sold through retail partners are consistent with respect to the SKUs, pricing, and product features offered in our direct-to-consumer channel to ensure a cohesive customer-centric focus across all channels. We do however tailor product offerings to match each partner’s target consumer positioning and to provide differentiation for our direct-to-consumer channel.
Marketing

From the beginning, our brand voice and aesthetic focus have set us apart in an industry that, in our view, desperately needed a wake-up call. Our brand narrative has expanded to champion the importance and power of sleep, which we see as a key long-term differentiator. Casper's sophisticated, integrated marketing strategy enables us to maintain consistent messaging across a dynamic array of marketing channels and directly engage consumers wherever they are. We leverage our ability to interact directly with consumers across this diverse yet cohesive network of touchpoints to build meaningful, long-lasting consumer relationships. Casper's marketing effectiveness has made us a trusted brand name with strong brand awareness among consumers, and helps generate a significant amount of positive press endorsement and credible third-party reviews and accolades.

Our marketing approach reflects our focus on constant, data-driven experimentation and advanced analytics. We have proprietary marketing decision models that inform our absolute spend, relative spend allocation among marketing channels and the daily, and sometimes even hourly, pacing of our spend. Our data, experimentation and analytics sit at the heart of our marketing efforts, helping us to optimize our programs and identify opportunities for testing and expansion. For the year ended December 31, 2020, we invested $156.8 million in marketing. As sales through our owned retail stores and retail partners increase over time, we expect continued improved in our marketing efficiency (which we define as net revenue as a percentage of total media spend over a specific time period), as increasing sales through these channels requires minimal incremental marketing investment, thus helping drive natural leverage in our marketing efficiency.

Our Product Development and Innovation
From its founding, Casper recognized the importance of bringing reimagined and performance-based sleep products, services, and experiences to market. We believe product, services, and experience innovation is a key differentiator and we invest significant resources into research and development. Our research and data-driven development process is rooted in three types of insight:
•Consumer Needs and Behaviors.  Physical and emotional needs around sleep, sleep rituals, and consumer shopping behaviors regarding sleep products and services.

•Sleep Science.  Biology and physics of sleep and how our products and experiences can leverage those disciplines to improve the quality of sleep.
•Manufacturing.  Study of materials and manufacturing methods that help to perfect sleep science in order to address consumer needs.
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

Our product development and innovation team is part of Casper Labs and is comprised of researchers, scientists, engineers and support staff. Casper Labs is focused on building a better night of sleep through new product and services development and the continuous improvement of existing offerings. Our in-house product development and innovation team controls every aspect of our product offerings, including requirements, design and construction, material performance requirements, manufacturing protocols, supplier selection, packaging specifications and quality plans, among others. We perform simulated and human subject testing on our product offerings and test against a wide range of factors, including pressure, humidity, temperature, firmness, bounce, support, airflow, thermal resistance, compression, durability, sink and ergonomics. Further, we have developed a number of proprietary tools and tests to help measure certain aspects of sleep quality, including spinal alignment, sleep microclimate tracking and sleep state tracking, among others, to continuously improve the way people sleep.
Our Supply Chain, Distribution and Inventory Management

Manufacturing Partners

We manage a global supply chain of highly qualified, third-party manufacturing and logistics partners to produce and distribute our products. We work with partners who deliver production flexibility and scalability, can support new products, help our growing channel strategies, deliver low costs, and meet other required operational needs. Our global supply chain management team, including personnel in the United States and Asia, manages these relationships and processes. This team researches materials and equipment, qualifies raw material suppliers, and assesses potential manufacturing partners for advanced production and quality assurance processes. They also direct our internal demand and production planning, approve and manage product purchasing plans, and oversee product fulfillment and transportation. We work with our manufacturing partners to ensure product quality and manufacturing process efficiency.

We currently have third-party manufacturing partners located in various locations, including Canada, China, India, Mexico, Portugal, Thailand, Vietnam and the United States, conformance standards through frequent involvement, reporting requirements, contractual standards, and regular product and facility inspections. We create and provide the specifications for our products, own many of the molds and tooling that are critical in production of our products, and work closely with our manufacturing partners to improve their yield and efficiency. As such, our manufacturers are not required to have unique skills, technologies, processes, or intellectual property that factor into our ability to migrate to other manufacturing partners. While we have selected manufacturers for commercial and operational reasons, and our three largest mattress product manufacturers comprised over 70% of our production volume during the year ended December 31, 2020, there are alternative firms that we believe we can qualify and engage to supply products and materials of the same quality, in similar quantities, and on substantially similar terms as our current providers. Further, to facilitate supplier collaboration and enhance order visibility, we have invested in enterprise resource planning technology and improved our advanced internal forecasting capabilities.

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

To enforce our stringent product quality standards and exercise additional control over our manufacturing processes, we own product tooling and develop and approve manufacturing processes and quality assurance plans. To ensure consistent product quality, we provide detailed specifications for our products and inspect finished goods both at our manufacturing partners and upon delivery to our third-party logistics partners. As part of our quality assurance program we have developed and implemented comprehensive product inspection and facility oversight processes. These processes are performed by our employees and third-parties, who work closely with our suppliers to assist them in meeting our quality standards, improving their production yield, and throughput. For more information, please refer to "Risk Factors—Risks Related to Our Supply Chain, Distribution and Inventory Management—"We currently rely exclusively on third-party contract manufacturers whose efforts we are unable to fully control" for a discussion of certain risks that may be encountered in connection with our reliance on third-party manufacturers.

Distribution and Inventory Management

Approximately half of our mattresses are shipped directly to our customers from our manufacturers. This inventory strategy allows us to minimize inventory investment while providing an average order-to-delivery period of approximately three days. We also work with multiple third-party logistics and warehouse management providers to warehouse our products and manage shipments to our customers. These providers manage distribution activities including product receipt, warehousing, certain limited product inspection activities, and coordinating outbound shipping. They are strategically located in key markets to provide fast order-to-delivery times. Our warehouse management system at these distribution centers interfaces with our order management and enterprise resource planning systems to ensure inventory visibility and management. We believe our domestic and international providers have sufficient expansion capacity to meet our future needs.

In addition to our warehouse management partners, we also partner with a national provider of in-home set-up and removal for select products for consumers that opt into such services. In connection with the in-home set-up service, our customers can schedule and manage the delivery of their orders for certain products, with, as of the date of this filing, two of our key city markets offering same day scheduling.

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

Within the mattress category, we compete primarily with legacy mattress manufacturers, retailers, and direct-to-consumer companies. Within the soft goods category we compete in a diverse and fragmented market that includes new direct-to-consumer entrants, designer labels, and legacy mattress manufacturers that also sell soft goods. With respect to the bedroom furniture category, which includes bedframes and lighting, we compete mainly with department and furniture stores and primarily online retailers. Finally, in the broader sleep category, which includes sleep technology, supplements and scents, among other things, we compete against a vast variety of fragmented firms across multiple industries.

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

We own approximately four issued U.S. utility patents, six pending U.S. patent applications and 19 pending foreign patent applications. If the U.S. utility patents currently issued to us are maintained until the end of their terms, they will expire between 2035 and 2037. We have also obtained protection for certain of our product designs. We own at least one registered design in each of Europe, Brazil, Canada, China, and Mexico, six in Australia, and own eight U.S. design patents and nine U.S. design patent applications. Assuming they are maintained, the U.S. design patents currently issued to us will expire between 2032 and 2037, and the foreign design registrations will expire between 2025 and 2044. We also own approximately 32 U.S. trademark registrations, 136 foreign trademark registrations, 35 pending U.S. trademark applications and 43 pending foreign trademark applications, including for the marks Casper, Awaken the Potential of a Well-Rested World and We’re a Sleep Company, We Can Dream Can’t We?. While trademark registrations in both the United States and foreign countries have terms of limited duration (which may vary from country to country), there is no limit on the number of times that the registrations may be renewed if they remain in use in commerce, and if all required filings and payments are made with the applicable trademark offices. Further, even if a federal registration of a trademark in the United States is not renewed, the owner of the trademark may retain its common law trademark rights thereafter, for as long as the marks remain in use in commerce in the applicable state(s). Additionally, we own two U.S. copyright registrations and three Canadian copyright registrations. We do not view any of these registered copyrights as material to our business. For a discussion of the risks related to our intellectual property, see "Risk Factors—Risks Related to Our Business—Our efforts to protect and maintain our intellectual property may not be successful. Competitors have attempted and will likely continue to attempt to imitate our products and technology. We may not be able to prevent competitors from developing similar products or from marketing in a manner that capitalizes on our intellectual property. If we are unable to protect or preserve our intellectual property, our business may be harmed, and if our products or marketing violate the intellectual property rights of others, we may have liability and may be required to change our products and business practices."
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
We license technology, content and other intellectual property from technology providers and partners when a commercial license and support are available, which can provide added value and operating efficiencies to our business and integrate through our platform. See “Risk Factors—Risks Related to Our Business, Operations and Growth—We rely significantly on information technology, or IT, and any failure, inadequacy, interruption or security lapse of that technology, or any failure by us or our service providers to adequately protect our or third-party information assets from cyber-based attacks or other incidents could have a material adverse effect on our business, financial condition and results of operations” for a discussion of certain risks that may be encountered in connection with our reliance on information technology.
Seasonality and Quarterly Comparability
Our revenue includes a seasonal component, with the highest sales activity normally occurring during the second and third quarters of the year due to back-to-school, home moves and other seasonal factors, along with seasonal promotions we offer during these quarters. The timing of on-boarding new retail partnerships, which typically launch with large inventory buy-ins, and the timing of launching new products may also impact comparability between periods. These factors can also impact our working capital and/or inventory balances in a given period. The COVID-19 pandemic as well as certain supply chain disruptions primarily in the third quarter impacted our quarterly comparability in 2020. The full extent to which the COVID-19 pandemic and supply chain disruptions may impact our seasonality and quarterly comparability will depend on numerous evolving factors that we are not able to accurately predict due to the uncertainty related to the COVID-19 pandemic, unusual weather conditions and other economic uncertainties as of the date of this Annual Report on Form 10-K.
Human Capital
As of December 31, 2020, we employed 442 full-time employees. We also employed 192 part-time employees. We employed 599 people in the United States, 34 people in Canada, and one person in the United Kingdom. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages.

We believe promoting a diverse, inclusive and equitable culture is critical to the long-term success of our company. As part of our commitment to ensuring a diverse and representative organization, our Talent Acquisition team is committed to recruiting a diverse candidate slate for all open positions and eliminating unconscious bias from recruitment and talent identification processes. We also strive to ensure diverse representation on all candidate interview panels and have implemented behavioral interview training to provide our employees with the tools to effectively identify talent. In addition, our employee-led Diversity, Equity and Inclusion Council helps inform, shape and define the Company's priorities and strategy for building a more equitable, transparent and inclusive community for all of our stakeholders.

Supporting a high-performance culture through promoting employee development and engagement remains one of our top strategic priorities. We have a dedicated Learning and Development team responsible for working with our corporate and retail teams to identify team and employee-specific training and development needs to help inform our programmatic design. Based on these needs, we have developed and continue to refine a variety of tailored training programs to enrich the development of our teams, ranging from management skills training, retail associate and customer experience training, as well as a company-wide sleep training program created in collaboration with our Sleep Advisory Board focused on the science of sleep, sleep behaviors, and the social dimensions of sleep.

As part of our continual focus on employee engagement, we launched an annual, week-long company-wide offsite in the first quarter of 2021 to drive cross-functional alignment around the Company's mission, vision and strategy, and to build and deepen relationships across the Company. In addition, we hold ourselves accountable on employee engagement and inclusion metrics by conducting two surveys each year to measure employee engagement and sentiment, followed by company-wide and department-specific action planning.

Our compensation and benefits programs are designed to attract, retain and motivate our employees while incentivizing superior performance. We regularly benchmark and review our compensation and benefits programs against market peers to ensure they remain competitive. The structure of our compensation and benefits programs incentivizes both short-term and long-term performance. Specifically, we provide employees with competitive base pay commensurate with employee positions, skill levels, and experience, as well as variable incentive compensation opportunities linked to both Company and individual performance. In addition, a portion of the long-term incentives for our Chief Executive Officer, President, and Chief Financial Officer is based on achieving certain net revenue and Adjusted EBITDA targets in order to reinforce alignment between our executives' compensation and the interests of our shareholders.

Lastly, a key tenet of our benefits program is to enable our employees to embody the Company's mission to awaken the potential of a well-rested world. We do this in part by empowering and incentivizing employees to live healthier lives through IncentFit, a wellness program through which all corporate employees can earn up to $1,200 each year for completing healthy activities, such as sleep and exercise. In addition, all benefit-eligible employees have access to a fully subsidized "wellness bundle," which includes virtual physical therapy, smoking cessation, mental health and mindfulness, and fertility support services, among others.
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

The United States, at both the federal and state level, and Canada are increasingly regulating activities on the internet and e-commerce, including the use of consumer information collected through the internet. In particular, these laws and regulations are increasingly concerned with user privacy and information security. For example, California recently passed the California Consumer Privacy Act of 2018, or the CCPA, which went into effect on January 1, 2020. The CCPA gives residents of California many statutory rights to access, control and delete their personal data. See "Risk Factors—Risks Related to Our Business—Failure to comply with federal, state and foreign laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business and our financial condition."

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
Risks Related to Our Business, Operations and Growth

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

Our business is rapidly evolving and intensely competitive, and we have many competitors across what we define as the Sleep Economy, including in the mattress, soft goods, and bedroom furniture industries, as well as in non-traditional sleep categories, such as sleep technology, sleep services, and sleep supplements. Our competition with respect to these offerings includes: department and furniture stores, big-box retailers, specialty retailers, and online, direct-to-consumer mattress, and other home goods retailers and online marketplaces. Our core offerings compete with new and established manufacturers, direct-to-consumer companies, and white label in-house brands offered by some large retail chains, online retailers, and department stores. We believe that our ability to compete successfully depends upon many factors both within and beyond our control, including:
•the size and composition of our customer base;
•the number of products and services we feature on our website, in our retail stores, and through our third-party retail partners (including how our products are positioned in the retail partnership channel);
•our selling and marketing efforts;
•the quality, consumer appeal, price, and reliability of products and services offered by us;
•the convenience and appeal of the shopping experiences that we provide;
•cost-effective access to raw materials and components;
•our ability to find reliable and cost-effective suppliers of our products and services;
•our ability to introduce new products and services;
•our ability to continually improve and iterate on our existing product lines and services;
•our ability to distribute our products and manage our inventory and operations; and
•our reputation and brand strength.

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

Each year we invest significant time and resources in research and development to improve and expand our product offerings, introduce new technologies to customers, support our sales channels, and generate consumer interest and engagement. In 2020, we launched several new products, including our newest generation of Casper mattresses, percale sheeting line, Casper Repose and Casper Haven bed frames, and down alternative duvet. In addition, from time to time, we also update existing product lines. Launching new products can involve a significant investment in advertising and public relations campaigns. There are also certain risks involved in launching new products, including increased costs in the near term associated with the introduction of new product lines and training of our employees in new manufacturing processes and sales techniques, development delays, failure of new products to achieve anticipated levels of market acceptance, the possibility of increased competition with our current products, and unrecovered costs associated with failed product or service introductions. Implementation of these plans may also divert management's attention from other aspects of our business and place a strain on management, operational and financial resources, as well as our information systems. Launching new products or updating existing products may also leave us with obsolete inventory that we may not be able to sell or we may sell at significantly discounted prices and a lower profit margin. For example, in 2020, we engaged in clearance sales and discounting on older models of our products, including through the introduction of a clearance section on our website. Our plans to optimize such obsolete inventory may result in sales at such discounted prices, which may have a negative impact on our financial condition and results of operations. Further, as we expand into new markets, we may not accurately predict consumer preferences in that market, which could result in lower than expected sales.

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

The COVID-19 pandemic continues to rapidly evolve. At this time, there continues to be significant volatility and uncertainty relating to the full extent to which the COVID-19 pandemic and the various responses to it will impact our business, operations and financial results. We currently have third-party manufacturing partners in various locations, including China, Mexico, Vietnam and the United States, among others. Certain of our suppliers and the manufacturers of certain of our products have been and may continue to be adversely impacted by the COVID-19 pandemic. As a result, we have faced and may continue to face delays or difficulty sourcing products, which has negatively affected and could continue to negatively affect our business and financial results. Even if we are able to find alternate sources for such products, they may cost more, which could adversely impact our results of operations and financial condition. With respect to consumer demand, we have experienced changing consumer behavior in our direct-to-consumer channel since late February 2020, including a significant reduction in retail foot traffic due to restrictions on retail businesses and shifting consumer preferences in response to the COVID-19 pandemic, which has adversely affected our revenue. While we have been able to open and operate all of our 69 total retail stores in North America as of the date of this filing, the situation surrounding COVID-19 remains fluid, and we may be required to close or limit service offerings in certain of our retail stores in response to guidance from applicable government and public health officials, which we expect will adversely affect our revenue. The COVID-19 pandemic has also caused us to cancel planned openings of new retail store locations and certain of our retail partners to temporarily close their stores where our products are sold, both of which has and we expect will further reduce our revenue and adversely affect our results of operations and financial condition.

Due to the impacts of the COVID-19 pandemic on our business, operations and financial condition, during the year ended December 31, 2020, we implemented an employee furlough program initially applicable to almost all of our retail employees, reduced our corporate personnel by approximately 21%, wound down our European operations, and ceased or reduced rent payments to a majority of our retail store landlords during the closure period for each of our retail store locations. While the majority of our negotiations with our landlord regarding rent deferrals and abatements have been resolved as of the date of this filing, there can be no assurances that we will favorably resolve the remainder of our negotiations with our landlords, and all or some of these landlords could claim that our failure to pay rent is a default under the applicable lease. In addition, due to the severity of the outbreak in New York and California, where we have corporate offices, we continue to limit access to our offices and our corporate workforce has and continues to spend a significant amount of time working from home. Any of these actions, as well as the potential for additional employee furlough programs or reductions in force given the uncertainty in the trajectory of the COVID-19 pandemic, may impact our employees’ morale and productivity and cause disruptions to our retail and corporate operations.

While the ultimate global economic impact and duration of the COVID-19 pandemic is difficult to assess or predict, the economic downturn caused by the pandemic has caused and could continue to cause certain of our suppliers or retail partners to go out of business or otherwise cause supply chain and distribution constraints, result in increased costs or delays in the manufacturing of our products, or negatively impact consumers’ ability or willingness to pay for our products, any of which could have a material adverse effect on our business, financial condition or results of operations. The extent to which the COVID-19 pandemic will impact our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the transmission rate of the disease, the duration and extent of the pandemic, travel and social distancing restrictions in North America, the duration and extent of business closures and business disruptions, and the effectiveness of actions taken to contain, treat and prevent the disease.

Our future growth and profitability depend on the effectiveness and efficiency of our marketing programs.

We are highly dependent on the effectiveness of our marketing programs and the efficiency of our related expenditures in generating consumer awareness and sales of our products. We rely on a combination of paid and non-paid advertising and public relations efforts to market our products.

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

We continue to evolve our marketing strategies, adjusting our messages, the amount we spend on advertising and where we spend it with no assurance that we will be successful in developing future effective messages and in achieving efficiency in our marketing and advertising expenditures. Our marketing activities and the marketing activities of any third parties on which we rely are subject to various types of regulations, including laws relating to the protection of personal information, consumer protection and competition. In addition, the regulatory environment surrounding the use of data is increasingly demanding. In recent years, lawmakers and regulators have expressed concern over the use of third-party cookies and similar technologies for online targeted advertising. Moreover, user data protection and communication-based laws may be interpreted and applied inconsistently from jurisdiction to jurisdiction, and these laws continue to develop in ways we cannot predict and that may adversely affect our business. Complying with these varying requirements could cause us to incur substantial costs or require us to change our business practices in a manner with adverse effects on our business, and violations of privacy-related laws can result in significant penalties. These developments, including in the way these laws are interpreted, could impair our ability, or the ability of third parties on which we rely, to collect user information, including personal data and usage information, that helps us provide more targeted advertising to our current and prospective consumers, which could adversely affect our business, particularly given our use of cookies and similar technologies to target our marketing and personalize the consumer experience. See "—Failure to comply with federal, state and foreign laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business and our financial condition."

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

We have expanded our operations rapidly since our founding in 2014. In 2014, we launched our e-commerce platform in the United States and Canada, followed by the European Union, Switzerland, and the United Kingdom, in 2016. We launched our first retail concept in Los Angeles in 2015, followed by permanent retail stores in San Francisco and New York in 2017 and 2018, respectively, and as of December 31, 2020 we had 67 retail stores across the United States and Canada. Our revenue increased from $439.3 million in 2019 to $497.0 million in 2020, an increase of 13.1%.

Although our European operations wound down in 2020, we continue to focus on expanding our operations North America and may plan to expand outside of North America in the future. If our operations are to continue to grow, of which there can be no assurance, we will be required to continue to (i) expand our sales and marketing, digital and technology teams, research and development, customer and commercial strategy, product offerings, supply, and manufacturing and distribution functions, (ii) upgrade our management information systems and other processes, and (iii) obtain more space for our expanding administrative support and other personnel. Our continued growth could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring, training, and managing an increasing number of employees, finding manufacturing capacity to produce our products, and delays in production and shipments. These difficulties may result in the erosion of our brand image, divert the attention of management and key employees and impact financial and operational results. In addition, in order to continue to expand our direct-to-consumer presence and retail partnerships, we expect to continue to add selling and general and administrative expenses to our operating profile. If we are unable to drive commensurate growth, these costs, which include lease commitments, headcount and capital assets, could result in decreased margins.

We have a history of losses and could continue to have operating losses and negative cash flow as we continue to expand our business.

We have a history of losses. We incurred net losses of $89.6 million, and $93.0 million in 2020, and 2019, respectively, and had $414.8 million in accumulated deficit through December 31, 2020. Because we have a short operating history at scale, particularly in our own and third-party retail sales channels, it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all.

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

To compete effectively with other companies, we must maintain the proprietary nature of our owned and licensed intellectual property and maintain the confidentiality of our trade secrets, know-how and other proprietary materials. We have in the past and may in the future be notified of challenges to our intellectual property rights or receive notices that claim we have misappropriated, violated, or infringed upon third parties' intellectual property rights. Despite our efforts to maintain our intellectual property rights and to avoid violating the intellectual property rights of others, we cannot eliminate the following risks which could have a material adverse effect on our brand, business, financial condition, or results of operations:

•others may circumvent or challenge our intellectual property rights;
•others may infringe, misappropriate or dilute our intellectual property;
•our products, services, and promotional materials, including trademarks, service marks, copyrighted material, product designs or manufacturing technology or processes may now or in the future violate the proprietary or intellectual property rights of others and may need to be changed, may give rise to liability and/or be subject to injunctive relief;
•we may be prevented from using, manufacturing, selling or distributing our products, promotional materials, trademarks, service marks, copyrighted materials, product designs or manufacturing technology or processes, if challenged;
•it may be cost prohibitive to enforce or defend our trademarks, service marks, patents and other intellectual property rights;
•our pending applications regarding trademarks, service marks and patents may not result in such marks being registered or patents being issued, and even if registered or issued, we cannot guarantee that they will be of sufficient scope or strength to provide us with meaningful protection or commercial advantage;
•we may be unable to protect our technological advantages when our patents expire;
•because we rely on third-party manufacturers to produce our products and such manufacturers may produce products for our competitors, we are at a greater risk of intellectual property leakage to our competitors; and
•our trade secrets, know-how and other proprietary materials may be revealed to the public or our competitors or independently developed by our competitors and no longer provide protection for the related intellectual property.

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

Our ability to generate sales growth is dependent upon our ability to successfully implement strategic initiatives which we undertake. For example, one of our key strategic initiatives is to expand our retail partnerships. If we are not able to effectively expand within this channel, this could adversely impact our ability to grow our market share and build our brand strength, which could have a material adverse effect on our business, financial condition, and results of operations.
In addition, we are also pursuing other strategic initiatives, including the following:

•increasing brand awareness and equity to acquire new customers;
•expanding our direct-to-consumer presence and network of retail partnerships;
•improving and diversifying our product offering to span the entire Sleep Arc, including improving our research and development process in connection with such products;
•operational excellence initiatives such as price optimization, product return reductions, supply chain enhancements, and marketing efficiencies, among others; and
•identifying and expanding into new consumer markets, including international markets.

If we fail to execute on any of these strategic initiatives, it could have a material adverse effect on our business, financial condition, and results of operations.

If we do not successfully implement our retail store strategy, including optimization of existing stores and future retail store expansion, our growth and profitability could be harmed.

We intend to continue to grow our existing direct-to-consumer channel by optimizing our existing retail store performance and opening additional retail stores. Our ability to successfully implement our retail store strategy depends on a number of factors, many of which are beyond our control, including:

•our ability to manage the financial and operational aspects of our retail growth strategy, including making appropriate investments in our software systems, information technology, and operational infrastructure;
•our ability to identify suitable locations, including our ability to gather and assess demographic and other related data to accurately determine customer demand for our products in the locations we select;
•our ability to negotiate favorable lease agreements;
•our ability to properly assess the potential profitability and payback period of potential new retail store locations;
•our ability to secure required governmental permits and approvals, and our ability to effectively comply with state and local employment and labor laws, rules, and regulations;
•our ability to hire and train skilled store operating personnel, especially management personnel, and our ability to immerse such personnel in our culture;
•the availability of construction materials and labor and the absence of significant construction delays or cost overruns;

•our ability to accurately understand and assess the demographic profile of, and provide a satisfactory mix of merchandise that is responsive to the needs of, our customers living in the areas where new retail stores are established;
•our ability to establish a supplier and distribution network able to supply new retail stores with inventory in a timely manner;
•our competitors or our retail partners, building or leasing stores near our retail stores or in locations we have identified as targets for a new retail store;
•customer demand for our products;
•our ability to scale our differentiated in-store experience that is unique to our brand, attracts customers, and builds deeper relationships;
•our ability to create a multi-channel experience that meets the expectations of today's customers who are shopping online and offline;
•our ability to create a technology infrastructure that serves our retail, e-commerce, and customer service channels connecting customer data and operational data to deliver a seamless user experience;
•our ability to incorporate a broader ecosystem of sleep products that addresses the entire Sleep Arc to establish Casper as a destination for products across the Sleep Economy;
•regional and local economic factors and conditions that may impact demand at any one or a group of our stores; and
•general economic and business conditions affecting consumer confidence and spending and the overall strength of our business.

In order to pursue our retail store strategy, we will be required to expend significant cash and human capital resources, and with respect to new retail stores, will be required to do so prior to generating any sales in these stores. Delays in new store openings or an inability to generate sufficient sales from these stores to justify such expenses could harm our business and profitability. The substantial management time and resources which any retail store strategy may require could also result in disruption to our existing business operations which may decrease our net revenue and profitability.

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

Other factors, many of which are outside of our control, that may cause quarterly results to fluctuate include, but are not limited to:
•general economic and political conditions;
•shifts in consumer tastes and changes in demand for the products that we offer;
•expansion of existing or entry of new competitors into our markets;
•pricing and other actions taken by our competitors;
•changes in promotions, advertising or other actions taken by us or our existing or possible new competitors;
•the timing and level of promotions;
•changes in our operating expenses;
•changes in commodity prices and transportation and distribution costs;
•foreign exchange rates;
•litigation;
•adverse weather conditions in our markets, particularly on weekends, as we grow our retail presence;
•natural or human-made disasters;
•the timing of income tax refunds to our end-customers;
•the timing or elimination of certain state and local tax holidays; and
•the timing of holidays that typically result in higher sales falling in a different fiscal quarter than in a prior year, which may affect the comparability of year-to-year comparisons for the affected quarters.

Any of these events could have a material adverse effect on our business, financial condition, and results of operations for the fiscal quarter in which such event occurs as well as for the entire year. Therefore, sequential period-to-period comparisons of historical quarterly operating results may not be a meaningful indicator of future performance.

Our plans for continued expansion in North America and potential expansion into markets outside of North America in the future may not be successful.

Although our current intent is to focus on our operations in North America, including the United States and Canada, we may plan to expand into markets outside of North America in the future. To the extent we undertake such expansion, we may incur significant operating expenses as a result of our potential international expansion, and our international operations may not be successful. For example, during the year ended December 31, 2020, we announced the wind down of our European operations and our intent to focus on our operations in North America.

There are significant costs and risks inherent in selling our products in international markets, including: (i) failure to effectively translate and establish our core brand identity, product and experience proposition; (ii) time and difficulty in building our e-commerce platform and/or a widespread network of retail stores and retail partners; (iii) increased shipping and distribution costs, which could increase our expenses and reduce our margins; (iv) potentially lower margins; (v) longer collection cycles in some regions; (vi) increased competition from local providers of similar products; (vii) compliance with local laws and regulations, including taxes and duties, labor laws, and enhanced privacy laws, rules, and regulations; (viii) establishing and maintaining effective internal controls at foreign locations and the associated increased costs; (ix) increased counterfeiting and the uncertainty of protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad; (x) compliance with anti-bribery, anti-corruption, economic sanctions, and anti-money laundering laws, such as the FCPA, the Bribery Act, and OFAC regulations, by us, our employees, and our business partners; (xi) currency exchange rate fluctuations and related effects on our results of operations; (xii) economic weakness, including inflation, or political instability in foreign economies and markets; (m) compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad; (xiii) workforce uncertainty in countries where labor unrest is more common than in the United States; (xiv) business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters, including earthquakes, typhoons, floods, and fires; (xv) the imposition of tariffs on products that we import into international markets that could make such products more expensive compared to those of our competitors; (xvi) that our ability to expand internationally could be impacted by the intellectual property rights of third parties that conflict with or are superior to ours; (xvii) our inability to find suitable mergers and acquisitions targets to help expand our business abroad; (xviii) sharing of data and information across borders; and (xix) other costs and risks of doing business internationally.

These and other factors could harm any potential international operations and, consequently, harm our business, results of operations and financial condition. Further, we may incur significant operating expenses as a result of any potential international expansion, and any plans pursuing such a strategy may not be successful. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in new markets. We may also encounter difficulty expanding into international markets because of limited brand recognition, leading to delayed or limited acceptance of our products by customers in these markets, and increased marketing and customer acquisition costs to establish our brand. Accordingly, if we are unable to successfully expand internationally or manage the complexity of our global operations, we may not achieve the expected benefits of any potential international expansion and our financial condition, and results of operations could be harmed.

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

As of December 31, 2020, we had U.S. federal NOL carryforwards of approximately $339.6 million, which may be limited annually due to certain change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and other limitations in the Code. Our post 2017 federal NOL carryforward of $247.3 million does not expire. Our federal NOL carryforwards of $92.3 million incurred prior to 2018 will begin to expire in 2035 and will completely expire in 2037. Please refer to Note 11 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a further discussion of the carryforward of our NOLs and other tax attributes. As of December 31, 2020, we maintain a full valuation allowance for our deferred tax assets.

Utilization of NOLs generated in tax years beginning after December 31, 2017 is limited to a maximum of 80% of the taxable income for such year determined without regard to the NOL deduction. In addition, "ownership changes" (generally defined as greater than 50-percentage-point cumulative changes in the equity ownership of certain stockholders over a rolling three-year period) under Section 382 of the Code may further limit our ability to utilize our pre-change NOL carryforwards and other tax attributes to reduce our taxable income in periods following the ownership changes. We may experience ownership changes in the future as a result of subsequent shifts in our common stock ownership, and in general, were an ownership change to occur, our ability to utilize federal NOL carryforwards would be limited annually to an amount equal to the aggregate value of our equity at the time of the ownership change multiplied by a specified tax-exempt interest rate, subject to increase by certain built-in gains. The utilization of our state NOL carryforwards may also be limited due to state tax regulations relating to ownership changes.

Risks Related to our Supply Chain, Distribution and Inventory Management

We currently rely exclusively on third-party contract manufacturers whose efforts we are unable to fully control.

Our products are produced by third-party contract manufacturers. We face the risk that these third-party contract manufacturers may not produce and deliver our products on a timely basis, or at all. We have experienced, and could again experience, operational difficulties with our manufacturers. These difficulties include reductions in the availability of production capacity, errors in complying with product specifications and customer requirements, insufficient quality control, sharing competitively sensitive information with our competitors, failure to meet production deadlines, failure to achieve our product, and packaging quality standards, inability to access new or quality materials, shipping mistakes, failure to update us on production and shipping status, increases in costs of materials, and manufacturing or other business interruptions. The ability of our manufacturers to effectively satisfy our production requirements could also be impacted by manufacturer financial difficulty or damage to their operations caused by fire, terrorist attack, natural disaster, or other events, such as the COVID-19 pandemic. See “Risks Related to Our Business, Operations, and Growth—The COVID-19 pandemic has affected, and could continue to adversely affect, our business, financial condition and results of operations.” The failure of any manufacturer to perform to our expectations could result in supply shortages or delays for certain products and harm our business. For example, during the year ended December 31, 2020, certain of our suppliers and logistics providers experienced supply constraints or labor shortages due to the COVID-19 pandemic, which resulted in certain disruptions to our supply chain, including increased delivery times for select products through our e-commerce platform and delayed order fulfillment for certain of our retail partners. If we experience significantly increased demand, or if we need to replace an existing manufacturer due to lack of performance, we may be unable to supplement or replace our manufacturing capacity on a timely basis or on terms that are acceptable to us, which may increase our costs, reduce our margins, and harm our ability to deliver our products on time. For certain of our products, it may take a significant amount of time to identify and qualify a manufacturer that has the capability and resources to produce our products to our specifications in sufficient volume and satisfy our service and quality control standards. Our reliance on third-party manufacturers and inability to fully control any operational difficulties with our third-party manufacturers could have a material adverse effect on our business, financial condition, and results of operations.

We rely on third-party contract manufacturers and third-party distributors, and if we fail to timely and effectively obtain shipments of products from our manufacturers and deliver products to our retail partners and customers, our business and results of operations could be harmed.

Our business depends on our ability to source and distribute products in a timely manner, and we rely on third-party manufacturers, distributors, and distribution centers to do so. In part because we utilize third-party distributors, we cannot control all of the factors that might affect the timely and effective procurement of our products from our third-party contract manufacturers and the delivery of our products to our retail stores, retail partners and customers, including (i) lack of day-to-day control over the activities of third-party distributors, (ii) that such distributors may not fulfill their obligations to us or otherwise meet our expectations, and (iii) that third-party distributors may terminate their arrangements with us on limited or no notice or may change the terms of these arrangements in a manner unfavorable to us for reasons outside of our control. In addition, disagreements with such distributors could require or result in costly and time-consuming litigation or arbitration. Failure to timely and effectively obtain our products may result in increased shipping costs; our future revenue and market share may not grow as anticipated; we may be unable to sell, market and distribute our products in line with our long-term growth strategy; and we could be subject to other unexpected costs which could negatively impact our results of operations or otherwise harm our business.

In addition, our third-party contract manufacturers ship a significant portion of our products to our third-party distribution centers in the United States and Canada. We import certain of our products, and thus are also vulnerable to risks associated with products manufactured abroad, including: (i) risks of damage, destruction, or confiscation of products while in transit to our distribution centers; and (ii) transportation and other delays in shipments, including as a result of heightened security screening, port congestion, and inspection processes or other port-of-entry limitations or restrictions in the United States. In order to meet demand for a product, we have chosen in the past, and may choose in the future, to arrange for additional quantities of the product, if available, to be delivered through air freight, which is significantly more expensive than standard shipping by sea and, consequently, could harm our gross margins. Failure to procure our products from our third-party contract manufacturers and deliver merchandise to our retail partners and direct-to-consumer channels in a timely, effective, and economically viable manner could reduce our sales and gross margins, damage our brand, and harm our business.

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

If we fail to manage our supply chain commensurate with demand and successfully and timely deliver merchandise to our retail partners and customers, our results of operations may be adversely affected.

Our business depends on our ability to manage our supply chain vendors in order to produce sufficient quantities of products that our customers wish to purchase in a timely manner. We must manage our supply chain and inventory levels, including predicting the appropriate levels and type of product to order from our third-party contract manufacturers, such that we can adequately meet consumer demand and expected delivery times. Our current initiatives to streamline and optimize our demand-planning and inventory management may not be successful, and implementing such initiatives may complicate our efforts to manage our supply chain. From time to time, we have experienced periods in which some of our third-party contract manufacturers were not able to meet customer demand levels for certain products, resulting in significant delivery delays for our products, and, in some instances, the loss of customer sales when orders could not be completed in a timely manner. If we are unable to accurately predict and track demand, particularly as we add new product assortments and new merchandise categories into our business, we may not be able to procure product from our third-party contract manufacturers and deliver merchandise to our retail partnership and direct-to-consumer channels in a timely, effective, and economically viable manner, which could reduce our sales and gross margins, damage our brand, and harm our business.

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

Additionally, we currently have third-party manufacturing partners located in various locations, including Canada, China, India, Mexico, Portugal, Thailand, Vietnam and the United States, among others. Our ability to identify qualified manufacturers is a significant challenge, especially with respect to goods sourced outside of North America. Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control including increased shipping costs, increased import duties, more restrictive quotas, loss of most favored nation trading status, currency fluctuations, work stoppages and enforcement of foreign labor laws, transportation delays, port of entry issues, economic uncertainties such as inflation, foreign government regulations, political unrest, natural disasters, war, terrorism, trade restrictions, political instability, the financial stability of vendors, quality issues, and tariffs. Moreover, negative press or reports about internationally manufactured products may sway public opinion, and thus consumer preference, away from our products.

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

We depend on a limited number of third-party contract manufacturers for the sourcing of our products. For our mattresses, our three largest manufacturers comprised approximately 70% of our production volume during the year ended December 31, 2020. Further, consolidation among foam suppliers, which is a key component for our mattresses, and mattress fabricators has resulted in a decrease in the number of possible domestic suppliers from which we can source foam and mattress fabrication, as well as an increase in the threat of increased prices and less favorable commercial terms. Our business and operations would be negatively affected if any of our key manufacturers or suppliers were to experience significant disruption affecting the price, quality, availability, or timely delivery of products as a result of these concentrations in our manufacturing and supply chains. The partial or complete loss of any of these manufacturers or suppliers, or a significant adverse change in our relationship with any of these manufacturers or suppliers, could result in lost sales, added costs, and distribution delays that could harm our business and customer relationships. Further, we may incur significant management time and attention to replace and validate new manufacturers and suppliers, which could further harm our business, financial condition, and results of operations.

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

Risks Related to our Relationships with Third Parties

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

Risks Related to Legal and Regulatory Matters

Some of our products are manufactured by third parties outside of the United States, and our business may be harmed by legal, regulatory, economic, and political risks associated with international trade and those markets.

Some of our products are manufactured in various locations, including among others, Canada, China, India, Mexico, Portugal, Thailand, Vietnam and the United States. Our reliance on suppliers and manufacturers in foreign markets creates risks inherent in doing business in foreign jurisdictions, including: (i) the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions and laws relating to the importation and taxation of goods; (ii) weaker protection for intellectual property and other legal rights than in the United States, and practical difficulties in enforcing intellectual property and other rights outside of the United States; (iii) compliance with U.S. and foreign laws relating to foreign operations, including the U.S. Foreign Corrupt Practices Act, or FCPA, the UK Bribery Act 2010, or the Bribery Act, regulations of the U.S. Office of Foreign Assets Controls, or OFAC, and U.S. anti-money laundering regulations, collectively which, among other things, prohibit U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business, operating in certain countries, as well as engaging in other corrupt and illegal practices; (iv) economic and political instability and acts of terrorism in the countries where our suppliers are located; (v) transportation interruptions or increases in transportation costs; (vi) the imposition of tariffs on components and products that we import into the United States or other markets; and (vii) foreign currency fluctuations. We cannot assure you that our directors, officers, employees, representatives, manufacturers, or suppliers have not engaged and will not engage in illegal or impermissible conduct for which we may be held responsible, nor can we assure you that our manufacturers, suppliers, or other business partners have not engaged and will not engage in conduct that could materially harm their ability to perform their contractual obligations to us or even result in our being held liable for such conduct. Violations of the FCPA, the Bribery Act, OFAC restrictions, or other export control, anti-corruption, anti-money laundering, and anti-terrorism laws or regulations may result in severe criminal or civil sanctions, and we may be subject to other related liabilities, which could harm our business, financial condition, cash flows, and results of operations.

If tariffs or other restrictions are placed on foreign imports or any related counter-measures are taken by other countries, our business and results of operations could be harmed.

The Trump Administration put into place certain tariffs and other trade restrictions that raised the cost of our products and negatively impacted our business. In addition, China, the European Union, Canada, and Mexico, among others, have either threatened to or put into place retaliatory tariffs or other trade restrictions of their own. If these tariffs or other restrictions remain in place or new tariffs are placed on foreign imports under the new presidential administration, including on any of our products manufactured overseas for sale in the United States, or any related counter-measures are taken by other countries, our business and results of operations may be materially harmed.

These tariffs, and other potential trade restrictions such as anti-dumping duties, have the potential to significantly raise the cost of our products. In such a case, there can be no assurance that we will be able to shift manufacturing and supply agreements to non-impacted countries, including the United States, to reduce the effects of the tariffs. As a result, we may suffer margin erosion or be required to raise our prices, which may result in the loss of customers, negatively impact our results of operations, or otherwise harm our business. In addition, the imposition of tariffs or other trade restrictions on products that we export to international markets could make such products more expensive compared to those of our competitors if we pass related additional costs on to our customers, which may also result in the loss of customers, negatively impact our results of operations, or otherwise harm our business.

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

Our operations and manufacturers are subject to foreign exchange, tariff, environmental, tax and regulatory compliance risks, among others, which could have a material adverse effect on our business, financial condition, and results of operations. The imposition of tariffs in the jurisdictions in which our operations and manufacturers are located pursuant to trade laws and regulations can have a material adverse impact on our business by placing tariffs and tariff-rate quotas on the import or export of raw materials our facilities require for our production and raising the prices of such raw materials. Our Canadian operations have been subject to tariffs in the past, and continue to be subject to fluctuations in currency exchange rates, anti-dumping duties, and the potential imposition of trade restrictions and other tax increases, any of which may adversely affect our business, financial condition, and results of operations.

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

Privacy laws, rules, and regulations are constantly evolving in the United States and abroad and may be inconsistent from one jurisdiction to another. Cultural norms around privacy or data protection also vary country to country and can drive a need to localize or customize our product in order to address varied privacy or data protection concerns, which can add cost and time to our development. We expect that new industry standards, laws and regulations will continue to be proposed regarding privacy, data protection and information security in many jurisdictions, including the California Consumer Privacy Act, which went into effect on January 1, 2020. We cannot yet determine the impact such future laws, regulations and standards may have on our business. Complying with these evolving obligations is costly. For instance, expanding definitions and interpretations of what constitutes "personal data" (or the equivalent) within the United States and elsewhere may increase our compliance costs. Any failure to comply could give rise to unwanted media attention and other negative publicity, damage our customer and consumer relationships and reputation, and result in lost sales, claims, administrative fines, lawsuits or regulatory and governmental investigations and proceedings and may harm our business and results of operations.

Outside of the United States, there are many countries with data protection laws, and new countries are adopting data protection legislation with increasing frequency. Many of these laws may require consent from customers for the use of data for various purposes, including marketing, which may reduce our ability to market our products. There is no harmonized approach to these laws and regulations globally. Consequently, we increase our risk of non-compliance with applicable foreign data protection laws and regulations if we expand internationally. We may need to change and limit the way we use personal information in operating our business and may have difficulty maintaining a single operating model that is compliant. Compliance with such laws and regulations will result in additional costs and may necessitate changes to our business practices and divergent operating models, limit the effectiveness of our marketing activities, adversely affect our business and financial condition, and subject us to additional liabilities.

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

We face an inherent business risk of exposure to product liability claims if the use of any of our products results in personal injury or property damage. In the event that any of our products prove to be defective or if they are determined not to meet state or federal legal requirements or the legal requirements of other jurisdictions in which we operate, particularly in Canada, we may be required to recall or redesign those products, which could be costly and impact our profitability. Further, because we do not manufacture our products, we are partially dependent on our manufacturers to maintain our high standards of quality. The insurance we maintain against product liability claims may not continue to be available on terms acceptable to us and such coverage may not be adequate to cover the types of liabilities actually incurred. A successful claim brought against us, if not fully covered by available insurance coverage or any claim or product recall that results in significant adverse publicity against us and damage our reputation, could result in customers purchasing fewer of our products and could have a material adverse effect on our business, financial condition, and results of operations.

We are currently, and may in the future, become involved in legal or regulatory proceedings and/or audits, including intellectual property rights claims, which, if resolved adversely, could harm our business, financial condition, and results of operations.

Our business requires compliance with many laws and regulations, including intellectual property, securities, labor and employment, sales and other taxes, customs, and consumer protection laws, rules, and ordinances that regulate retailers generally and/or govern the production, importation, promotion, and sale of merchandise, and the operation of stores and warehouse facilities. Failure to comply with these laws and regulations could subject us to lawsuits and other proceedings. The costs of supporting litigation and dispute resolution proceedings are considerable, and there can be no assurances that a favorable outcome will be obtained. We may need to settle litigation and disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of any settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. Even if we were to prevail in such a litigation or dispute, it could be costly and time consuming and divert the attention of our management and key personnel from our business operations. During the course of any litigation or dispute, we may make announcements regarding the results of hearings and motions and other interim developments. If securities analysts and investors regard these announcements as negative, the market price of our common stock may decline. We may become involved in a number of legal proceedings and audits, including government and agency investigations, and consumer, employment, tort, securities, and other litigation. For example, several putative class actions have been filed by certain of our shareholders against us, our directors, certain of our officers, and certain of the underwriters of our initial public offering alleging certain violations of the federal securities laws in connection with our initial public offering. While we believe these lawsuits are without merit and intend to vigorously defend against them, the outcome of some of these legal proceedings, audits, and other contingencies could require us to take, or refrain from taking, actions that could harm our operations or require us to pay substantial amounts of money, harming our financial condition, and results of operations.

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

Risks Related to Employee Matters and Organizational Structure

We may not be able to attract and retain qualified key personnel. If we lose the services of these individuals or are unable to attract new talent, it could impair our ability to execute our business strategy and have a material adverse effect on our business, results of operations and financial condition.

Our success depends, in significant part, on the continued services of our executive leadership team and on our ability to attract, motivate, develop and retain a sufficient number of qualified key employees, including management, manufacturing and quality assurance, engineering, design, finance, marketing, sales and support personnel. Our executive leadership team has extensive experience in the consumer products industry, and we believe that the depth of our executive leadership team is instrumental to our continued success. The loss of any one or more members of our executive leadership team, for any reason, including resignation or retirement, could impair our ability to execute our business strategy and have a material adverse impact on our business, financial condition, and results of operations.

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

Risks Related to our Indebtedness

We have certain indebtedness and this level of indebtedness could have a material adverse effect on our ability to generate sufficient cash to fulfill our obligations under such indebtedness, to react to changes in our business and to incur additional indebtedness to fund future needs.

As of December 31, 2020, we had $16.0 million outstanding under the Revolving Credit Facility (as defined herein), $50.0 million outstanding under the Amended Subordinated Facility (as defined herein), and $7.8 million of letters of credit issued pursuant to the Revolving Credit Facility. We had an additional $2.9 million in letters of credit issued pursuant to the Prior Credit Facility (as defined herein) outstanding as of December 31, 2020. Our net interest expense (excluding interest expense attributable to taxes and interest income) was $8.3 million for the year ended December 31, 2020.

Our certain indebtedness, combined with our other financial obligations and contractual commitments, could have important consequences for our business. For example, it could:
•make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations under any of our debt instruments, including restrictive covenants, could result in an event of default under the agreements governing such indebtedness;
•require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions, business development and other purposes;
•increase our vulnerability to adverse general economic and industry conditions, which could place us at a competitive disadvantage compared to our competitors, many of which have relatively less indebtedness;
•limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•limit our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions and other corporate purposes; and
•limit our ability to redeem, repurchase, defease, acquire or retire for value any subordinated indebtedness we may incur.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would result in a default under our debt instruments and would allow the lenders under our Revolving Credit Facility and Amended Subordinated Facility to terminate their commitments to lend additional money or foreclose against the assets, if any, securing their borrowings, and we could be forced into bankruptcy or liquidation. In addition, any failure to make payments on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of such results of operations and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Revolving Credit Facility and Amended Subordinated Facility restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate any such dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

In addition, indebtedness under our Amended Subordinated Facility and Revolving Credit Facility bears interest at variable rates. Because we have variable rate debt, fluctuations in interest rates may affect our business, results of operations, financial condition, and cash flows. We may attempt to minimize interest rate risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate swaps.

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

Although the terms of our Amended Subordinated Facility and Revolving Credit Facility contain restrictions on the incurrence of additional indebtedness by us or our subsidiaries, as applicable, these restrictions are subject to a number of important exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. If we and our subsidiaries incur significant additional indebtedness, the related risks to our financial condition could increase.
In the event of a default under any of our current or future debt instruments, the lenders could elect to declare all amounts outstanding under such debt instruments, to be immediately due and payable or in the case of our Amended Subordinated Facility, may terminate their commitments to lend additional money. If the indebtedness under any of our debt instruments were to be accelerated, our assets may not be sufficient to repay such indebtedness in full.
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
We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates is at least $700 million as of the last business day of our most recently completed second fiscal quarter, (ii) the end of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period, or (iv) the last day of the fiscal year in which the fifth anniversary of the closing of the initial public offering of our common stock occurs.
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
We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting. As a result, we incur significant legal, accounting and other expenses that we did not previously incur as a private company. Additionally, most of our management team, including our Chief Executive Officer, had never managed a publicly traded company prior to our initial public offering, and as a result, do not have prior experience in complying with the increasingly complex and changing legal and regulatory landscape in which public companies operate. Our entire management team and many of our other employees have devoted, and will need to continue to devote, substantial time to compliance.
In addition, we have made, and will continue to make, changes to our internal control over financial reporting, including IT controls, and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations. In addition, we cannot predict or estimate the amount of additional costs we may incur to comply with these requirements. We anticipate that these costs will materially increase our general and administrative expenses.
These rules and regulations result in our incurring legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations may make it more difficult, and have made it and may continue to make it more expensive, for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.
As a public reporting company, we are subject to rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner.
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
In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. Section 404(a) of the Sarbanes-Oxley Act, or Section 404(a), requires that beginning with this annual report for the year ended December 31, 2020, management assess and report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting. Although Section 404(b) of the Sarbanes-Oxley Act, or Section 404(b), requires our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal control over financial reporting, we have opted to rely on the exemptions provided in the JOBS Act, and consequently will not be required to comply with SEC rules that implement Section 404(b) until such time as we are no longer an "emerging growth company." In order to comply with these rules, we expect to incur additional expenses and devote increased management effort. To maintain and improve the effectiveness of our disclosure controls and procedures, we have committed, and will need to continue to commit, significant resources, hire additional staff and provide additional management oversight.
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
Our amended and restated certificate of incorporation, or our Amended Charter, our amended and restated bylaws, or our Amended Bylaws, and Delaware law contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors. Among other things, our Amended Charter and/or Amended Bylaws include the following provisions:
•a staggered board, which means that our board of directors is classified into three classes of directors with staggered three-year terms and directors are only able to be removed from office for cause;
•limitations on convening special stockholder meetings, which could make it difficult for our stockholders to adopt desired governance changes;
•a prohibition on stockholder action by written consent, which means that our stockholders will only be able to take action at a meeting of stockholders and will not be able to take action by written consent for any matter;
•a forum selection clause, which means certain litigation against us can only be brought in Delaware;
•the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders; and
•advance notice procedures, which apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
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
General Risk Factors
Natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt business and result in lower sales and otherwise have a material adverse effect on our business, financial performance and results of operations.

The occurrence of one or more natural disasters, such as tornadoes, hurricanes, fires, floods and earthquakes, unusual weather conditions, epidemic outbreaks such as Ebola, Zika, novel coronavirus or measles, terrorist attacks or disruptive political events in certain regions where our retail stores, distribution centers and other facilities are located, or where our manufacturers', suppliers' and retail partners' facilities and, in certain cases, their respective suppliers, are located, could adversely affect our business and result in lower sales. Severe weather, such as heavy snowfall or extreme temperatures, may discourage or restrict customers in a particular region from traveling to our retail stores, thereby reducing our sales and profitability. Natural disasters, including tornados, hurricanes, floods, earthquakes, and unusual weather conditions have in the past caused disruptions to the supply chains and facilities of our suppliers and manufacturers, and these events may in the future damage our facilities or those of our suppliers or retailers or our other operations, which could have a material adverse effect on our business, financial condition, and results of operations. To the extent these events also impact one or more of our manufacturers, suppliers, retail partners or retailers or result in the closure of the facilities of any of their facilities or our facilities, we may be unable to maintain inventory balances, maintain delivery schedules or provide other support functions to our stores. In addition, the disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business, financial condition, and results of operations.
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

Our corporate tax rate may increase, we may incur additional income tax liabilities and we may incur costs in complying with changing tax laws in the United States and abroad, including as a result of the 2020 United States presidential and congressional elections, which could adversely impact our cash flow, financial condition, and results of operations.

We are subject to taxation in various jurisdictions. In preparing our financial statements, we calculate our effective income tax rate based on current tax laws and regulations and the estimated taxable income within each of these jurisdictions. Our effective income tax rate, however, may be higher due to numerous factors, including changes in tax laws or regulations, changes in our tax filing positions or the taxing authority and judicial ruling against tax positions we have claimed. In particular, the recent presidential and congressional elections in the United States could result in significant changes in, and uncertainty with respect to, tax legislation, regulation and government policy directly affecting our business or indirectly affecting us because of impacts on our customers and suppliers. For example, the United States government may enact significant changes to the taxation of business entities, including, among others, a permanent increase in the corporate income tax rate, an increase in the tax rate applicable to the global intangible low-taxed income and elimination of certain exemptions, and the imposition of minimum taxes or surtaxes on certain types of income. No specific legislation has been proposed at this time and the likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us, our suppliers or our customers, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations and cash flows.

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

Many factors, which are outside our control, may cause the market price for shares of our common stock to fluctuate significantly, including those described elsewhere in this "Risk Factors" section and this Annual Report on Form 10-K, as well as the following:
•our operating and financial performance and prospects;
•our quarterly or annual earnings or those of other companies in our industry compared to market expectations;
•conditions that impact demand for our products;
•future announcements concerning our business, our clients' businesses or our competitors' businesses;
•the public's reaction to our press releases, other public announcements and filings with the Securities and Exchange Commission, or the SEC;
•the market's reaction to our reduced disclosure and other requirements as a result of being an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act;
•the size of our public float;
•coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;
•market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
•strategic actions by us or our competitors, such as acquisitions or restructurings;
•changes in laws or regulations which adversely affect our industry or us;
•changes in accounting standards, policies, guidance, interpretations or principles;
•changes in senior management or key personnel;
•issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;
•changes in our dividend policy;
•adverse resolution of new or pending litigation against us; and
•changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low. As a result, you may suffer a loss on your investment.
Future sales, or the perception of future sales, by us or stockholders in the public market could cause the market price for our common stock to decline. In addition, the issuance by us of additional shares of common stock or convertible securities could make it difficult for another company to acquire us, may dilute your ownership of us and could adversely affect our stock price.

The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. The 8,350,000 shares sold or issued in our initial public offering are freely tradable without restriction or further registration under the Securities Act, except that any shares held by our affiliates may be sold only in compliance with certain limitations under Rule 144 of the Securities Act. In addition, subsequent to and in connection with our initial public offering, we filed a registration statement with the SEC on Form S-8 providing for the registration of shares of our common stock issued or reserved for issuance under our long-term incentive plan. Subject to the satisfaction of vesting conditions, shares registered under the registration statement on Form S-8 are available for resale immediately in the public market without restriction. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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
Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
Our corporate headquarters are located in New York, New York, where we occupy approximately 69,000 square feet of office space pursuant to a lease that expires in December 2034, with an option to renew thereafter. We currently lease or license additional office space in San Francisco, California.
As of December 31, 2020, we operated 61 retail stores across the United States and six retail stores in Canada. All of our retail properties are leased or licensed from third parties under agreements expiring at various dates from 2020 to 2029, and the average size of our stores is approximately 3,000 square feet. The following table summarizes our domestic store locations by state, as of December 31, 2020:

State	Store Count	State	Store Count
California	11	New York	6
Florida	5	Massachusetts	5
Illinois	4	Texas	4
New Jersey	3	Connecticut	2
Georgia	2	Missouri	2
North Carolina	2	Pennsylvania	2
Virginia	2	Arizona	1
Colorado	1	Delaware	1
Michigan	1	Minnesota	1
Nevada	1	Ohio	1
Oregon	1	Tennessee	1
Utah	1	Washington	1
Our retail leases generally have a term of five to 10 years, with the majority of such leases including the right for us to terminate based on certain sales and co-tenancy thresholds. We also have the option to terminate certain leases prior to expiration, subject to certain penalties. A portion of our leases also have five-year renewal options. Most leases for our retail stores provide for a minimum rent, typically with escalating rent increases and generally require us to pay insurance, utilities, real estate taxes and repair and maintenance expenses.
We believe that our facilities are adequate for our current needs and that, if necessary, suitable additional or alternative space will be available to accommodate our operations.
Item 3.    Legal Proceedings.

We are from time to time subject to various claims, lawsuits and other legal proceedings, including intellectual property claims. Some of these claims, lawsuits and other legal proceedings involve highly complex issues, and often these issues are subject to substantial uncertainties. Accordingly, our potential liability with respect to a large portion of such claims, lawsuits and other legal proceedings cannot be estimated with certainty. Management, with the assistance of legal counsel, periodically reviews the status of each significant matter and assesses potential financial exposure. We recognize provisions for claims or pending litigation when we determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates. If management's estimates prove incorrect, we could incur a charge to earnings which could have a material adverse effect on our results of operations, financial condition, and cash flows. Beginning in June 2020, several putative class actions have been filed in the U.S. District Court for the Eastern District of New York and the New York State Supreme Court (New York County) by certain of our shareholders against us, our directors, certain of our officers, and certain of the underwriters of our initial public offering alleging violations of the Securities Exchange Act of 1934 and/or the Securities Act of 1933 in connection with the initial public offering. The cases are in preliminary stages. The Company has moved to dismiss the lawsuit filed in New York State Supreme Court, and briefing on that motion is ongoing. The Company has also moved to stay the proceedings in the Eastern District of New York pending disposition of the state court motion to dismiss, and that stay motion is pending. We believe these lawsuits are without merit and intend to vigorously defend against them.
Item 4.    Mine Safety Disclosures.
Not Applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
On February 6, 2020, our common stock began trading on the NYSE under the symbol "CSPR." Prior to that time, there was no public market for our common stock.
Holders
As of February 26, 2021, there were approximately 40,548,574 shares of our common stock outstanding held by approximately 124 holders of record.
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
The net proceeds of approximately $88.0 million from our initial public offering were invested in money market funds until the time at which they were utilized for general company operations. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus, filed with the SEC on February 7, 2020 pursuant to Rule 424(b)(4) relating to our Registration Statement, or our Final Prospectus.

Performance Graph

The following graph illustrates the cumulative total return from February 6, 2020 through December 31, 2020, for (i) our Common Stock, (ii) the S&P 500 Index, and (iii) the S&P 500 Home Furnishings Index. The graph assumes that $100 was invested on February 6, 2020 in each of our common stock, the S&P 500 Index, and the S&P 500 Home Furnishings Index, and that any dividends were reinvested. The comparisons reflected in the graph are not intended to forecast the future performance of our stock and may not be indicative of our future performance.
F- 49

Comparison of 11 Month Cumulative Total Return
Assumes Initial Investment of $100
December 2020

150.00
100.00
50.00
0.00
2/6/2020
2/29/2020
3/31/2020
4/30/2020
5/31/2020
6/30/2020
7/31/2020
8/31/2020
9/30/2020
10/31/2020
11/30/2020
12/31/2020
Casper Sleep Inc.
S&P 500 Index - Total Return
S&P 500 Home Furnishings (TR)

Item 6.    [Reserved].
Reserved.
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with "Selected Consolidated Financial and Other Data" and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" and in other parts of this Annual Report on Form 10-K. A discussion of the year ended December 31, 2019 compared to the year ended December 31, 2018 has been reported previously in our Annual Report on Form 10-K for the year ended December 31, 2019, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."
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
We distribute our products through a flexible, multi-channel approach combining our direct-to-consumer channel, including our e-commerce platform and retail stores, with our retail partnerships. Our multi-channel approach enables us to meet consumers where they want to shop, servicing them throughout their entire purchase journey. We believe our channels are complementary and creates a synergistic “network effect” that increases sales as a whole, As of December 31, 2020, we distributed our products directly to our customers in North America through our e-commerce platform, our 67 Casper stores, and over 20 retail partners, including with Amazon, Costco, Hudson's Bay Company, and Target.
Through our high-quality and innovative product portfolio, synergistic multi-channel go-to-market strategy and unwavering focus on our consumers, we have experienced significant growth across channels:

•For the years 2020 and 2019, our net revenue was $497.0 million, and $439.3 million, respectively, representing an increase of 13.1%.
•Our direct-to-consumer revenue was $363.1 million in 2020, up 3.6% from 2019. Our revenue from retail partnerships was $133.9 million in 2020, up 50.9% from 2019.
•In the past five years, we have grown from being a strictly e-commerce business to developing into a multi-channel business, operating 67 retail stores and working with over 20 retail partners as of December 31, 2020.
•We have invested significantly in our sophisticated, integrated marketing strategy, with $156.8 million in marketing expenditure in 2020.
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
We intend to continue leveraging our marketing strategy to drive increased consumer traffic to both casper.com and to our physical retail locations. As of December 31, 2020, we operated 67 retail store locations in key cities in the United States and Canada. Additionally, as of December 31, 2020, we had over 20 retail partners, including Amazon, Costco, Hudson's Bay Company, and Target, among others. Our research indicates that these partnerships not only expand our consumer base but also provide access to future consumers that have yet to engage with the Casper brand. We believe our retail channel improves our consumer experience, attracting and educating more consumers about Casper, which in turn attracts more partners to our brand thereby further enhancing our ability to generate revenue. We continue to evaluate partnerships with a wide variety of retailers, including online retailers, big-box retailers, department stores and specialty retailers.
Investments in Research and Development and Ability to Improve Existing Products and Introduce New Products Based on Superior Innovation.    Casper is constantly investing in and improving existing products and introducing new products and services with proprietary technologies to address the full Sleep Arc. For example, we recently expanded our existing mattress product offering by designing new hybrid mattresses that combine our proprietary foam technology with resilient springs. Through Casper Labs we develop, rapidly prototype and test multiple design iterations. We thoughtfully curate our product and services offerings utilizing high-quality materials and advanced manufacturing processes to create a differentiated experience. The improvement of existing products and the introduction of new products have been, and we expect will continue to be, integral to our growth. We believe our rigorous approach to creating and improving our products has helped redefine and grow the addressable market that we call the Sleep Economy. This in turn offers consumers more opportunities to interact with us and purchase from us, which drives new consumer as well as repeat consumer business.
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

In order to protect the health and safety of our employees, particularly given the severity of the pandemic in New York and California, we have continued to limit access to our corporate offices and our corporate workforce has spent and continues to spend a significant amount of time working from home during this period. Access to our offices will remain limited until we are able to safely and responsibly re-open them on a broader basis in accordance with governmental and public health guidance, as well as internal health and safety policies tailored to our operations.
Since the temporary closure of all our retail stores in North America in mid-March 2020, we have been able to open and operate all of our 69 stores, as of the date of this Annual Report on Form 10-K, across the United States and Canada, with each providing a range of service offerings to accommodate evolving consumer preferences and local public health guidance in response to changing COVID-19 conditions. The health and safety of our customers and employees remain our top priority, and we continuously monitor developments related to COVID-19 in locations where we have retail operations, and have developed procedures to enable us to responsibly and efficiently open or close our stores and adjust our service offerings as needed in response to changing COVID-19 conditions and applicable guidance from government and public health officials. For the year ended December 31, 2020, sales were adversely impacted in our retail stores due to temporary closures, limitations in service offerings and significant reductions in retail foot traffic as a result of restrictions on retail businesses and shifting consumer preferences in response to the pandemic. In addition, we reduced the number of planned new store openings in 2020 due to the impacts of COVID-19.

Since the onset of the COVID-19 outbreak, certain of our suppliers and logistics providers have experienced supply constraints or labor shortages due to the pandemic. These impacts, coupled with the lean levels of safety stock inventory we generally maintain as part of our flexible manufacturing model, resulted in disruptions to our product and delivery supply chain, including increased delivery times for certain of our products through our e-commerce platform and order fulfillment delays for certain of our retail partners, which negatively impacted sales in our e-commerce and retail partnership channels in the third quarter of 2020. In response, we have on-boarded and continue to actively qualify and on-board new suppliers, as well as enhance internal inventory planning and monitoring capabilities. We expect these actions to mitigate inventory and other supply chain disruptions in future quarters, although there remains significant uncertainty relating to the trajectory of the COVID-19 pandemic, including the potential persistence or resurgence of the pandemic, and its impacts on our supply chain.

In addition, while the stores of certain of our retail partners temporarily closed due to the COVID-19 pandemic in the second quarter of 2020, our largest partners remained open for business both in-store and online, and all of our partners resumed in-store operations by the third quarter of 2020. Accordingly, we have not experienced any material issues to date with respect to our accounts receivables from our retail partners or needed to materially increase our allowances for accounts receivable balances. We are, however, continuing to work closely with our retail partners to monitor the situation.

The COVID-19 pandemic has impacted, and we expect will continue to impact, our revenue, results of operations and financial condition. In response, we have taken proactive measures focused on optimizing our business model and cash management. As part of these measures, during the year ended December 31, 2020, we implemented an employee furlough program initially applicable to almost all of our retail employees, reduced our corporate personnel by approximately 21%, wound down our European operations, and ceased or reduced rent payments to a majority of our retail store landlords during the closure period for each store. We have been actively negotiating with our landlords on rent deferrals and abatements related to each store's closure period since the second quarter of 2020 and have resolved the majority of such negotiations as of the date of this Annual Report on Form 10-K.

At this time, however, there is significant uncertainty relating to the trajectory of the COVID-19 pandemic and impact of related responses. We will continue to closely monitor the impact of COVID-19 on our business, including how it is impacting our customers, employees, supply chain, and retail partners. The future impact that COVID-19 will have on our financial position and operating results, however, may be affected by numerous uncertainties, including the duration of the outbreak, governmental and public health actions, impacts on our supply chain, the effect on customer demand, and changes to our operations. See “Risk Factors—The COVID-19 pandemic has affected, and could continue to adversely affect, our business, financial condition and results of operations."
Components of our Results of Operations
Revenue
Revenue is comprised of global sales through our direct-to-consumer channels and our retail partnerships. Revenue reflects the impact of product returns as well as discounts for certain sales programs and promotions.
Revenue comprises the consideration received or receivable for the sale of goods and services in the ordinary course of our activities net of estimates of variable consideration, including product returns, customer discounts and allowances.
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
Sales and Marketing.    Sales and marketing expenses represent the largest component of our operating expenses and consist primarily of advertising and marketing promotions of our products and services as well as consulting and contractor expenses. We expect our sales and marketing expenses to increase in absolute dollars as we continue to promote our offerings. At the same time, we also anticipate that these expenses will decrease as a percentage of our sales revenue over time, as we improve marketing efficiencies and grow channels that require lower sales and marketing support.
General and Administrative.    General and administrative expenses consist of personnel-related costs for our retail operations, finance, legal, human resources, and IT functions, as well as litigation expenses, credit card fees, professional services, rent and operating costs associated with our retail stores, depreciation and amortization, and other administrative expenses. General and administrative expenses also include research and development expenses consisting primarily of personnel related expenses, consulting and contractor expenses, tooling, test equipment and prototype materials. We expect our general and administrative expenses to increase in absolute dollars due to the growth of our business and related infrastructure as well as legal, accounting, insurance, investor relations and other compliance costs associated with becoming a public company. However, we expect our general and administrative expenses to decrease as a percentage of our sales revenue over time, as we scale our business.
Restructuring.    Restructuring expenses relate to costs associated with strategic shifts in our business structure including exiting certain lines of business and geographies. Such costs include severance and other employee separation costs, contract termination expenses and asset impairment.
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
We reduce deferred tax assets, if necessary, by a valuation allowance if it is more likely than not that we will not realize some or all of the deferred tax assets. In making such a determination, we consider all available positive and negative evidence, including taxable income in prior carryback years (if carryback is permitted under the relevant tax law), the timing of the reversal of existing taxable temporary differences, tax-planning strategies and projected future taxable income. Please refer to Note 11 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional information on the composition of these valuation allowances and for information on the impact of U.S. tax reform legislation. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position.
We recognize interest and penalties related to uncertain tax positions within the provision for (benefit from) income taxes on our consolidated statement of operations and comprehensive loss.
Seasonality and Quarterly Comparability
Our revenue includes a seasonal component, with the highest sales activity normally occurring during the second and third quarters of the year due to back-to-school, home moves and other seasonal factors, along with seasonal promotions we offer during these quarters. The timing of on-boarding new retail partnerships, which typically launch with large inventory buy-ins, and the timing of launching new products may also impact comparability between periods. These factors can also impact our working capital and/or inventory balances in a given period. The COVID-19 pandemic as well as certain supply chain disruptions primarily in the third quarter impacted our quarterly comparability in 2020. The full extent to which the COVID-19 pandemic and supply chain disruptions may impact our seasonality and quarterly comparability will depend on numerous evolving factors that we are not able to accurately predict due to the uncertainty related to the pandemic, unusual weather conditions and other economic uncertainties as of the date of this Annual Report on Form 10-K.
Results of Operations
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The following table sets forth information comparing the components of operations and comprehensive loss for the periods indicated.

	Year ended December 31		Period over Period Change		Year ended December 31
	2020	2019	Dollar	Percentage	2020	2019
	(in thousands, except percentages)				(as a % of sales revenue net)
Revenue	$497,000	439,258	57,742	13.1%	100.0%	100.0%
Cost of goods sold	243,115	223,847	19,268	8.6%	48.9%	51.0%
Gross profit	253,885	215,411	38,474	17.9%	51.1%	49.0%
Operating expenses
Sales and marketing	156,806	154,589	2,217	1.4%	31.6%	35.2%
General and administrative	172,071	148,345	23,726	16.0%	34.6%	33.8%
Restructuring	7,736	1,223	6,513	532.5%	1.6%	0.3%
Total operating expenses	336,613	304,157	32,456	10.7%	67.7%	69.2%
Loss from operations	(82,728)	(88,746)	6,018	(6.8)%	(16.6)%	(20.2)%
Other (income) expense
Interest expense, net	8,376	3,188	5,188	162.7%	1.7%	0.7%
Other (income) expense, net	(1,601)	1,019	(2,620)	(257.1)%	(0.3)%	0.2%
Total other expense	6,775	4,207	2,568	60.9%	1.4%	1.0%
Loss before income taxes	(89,503)	(92,953)	3,450	(3.7)%	(18.0)%	(21.2)%
Income tax (benefit) expense	52	87	(35)	(39.6)%	0.0%	0.0%
Net loss	(89,555)	(93,040)	3,485	(3.7)%	(18.0)%	(21.2)%
Other comprehensive income (loss)
Currency translation adjustment	(35)	488	(523)	(107.6)%	—%	0.1%
Total comprehensive loss	$(89,590)	(92,552)	2,961	(3.2)%	(18.0)%	(21.1)%
Revenue
Revenue was $497.0 million for the year ended December 31, 2020, an increase of $57.7, or 13.1%, compared to $439.3 million for the year ended December 31, 2019. Revenue increased as a result of higher sales through our direct-to-consumer and retail partnership channels and the introduction of new products, offset by the closure of our European operations at the end of the second quarter of 2020. North America sales were up $72.0 million or 17.4% for the year ended December 31, 2020 compared to the same period in the prior year. Sales from our European operations, which we closed at the end of the second quarter of 2020, were down $14.3 million or 54.4% for the year ended December 31, 2020. Direct-to-consumer revenue increased $12.6 million, or 3.6% compared to the year ended December 31, 2019 due primarily to strength in our North American e-commerce channel, partially offset both by the closure of our European operations and reduced sales in our retail stores due to store closures and depressed retail foot traffic related to the COVID-19 pandemic. Although all 67 stores were open and operating as of the end of the fourth quarter, operations were limited due to public health and government pandemic orders. North America direct-to-consumer revenue was $351.5 million for the year ended December 31, 2020 an increase of $24.4 million or 7.5%, compared to the year ended December 31, 2019. Sales to retail partners increased by $45.2 million, or 50.9% compared to the year ended December 31, 2019. This increase was driven by revenue growth with our existing retail partners, the introduction of new retail partners compared to the same period in the prior year to end the quarter with over 20 partners, and the expansion of our product offerings. North America retail partnership revenue was $133.6 million, an increase of $47.6 million or 55.4%, compared to the year ended December 31, 2019.
Gross Profit and Cost of Goods Sold
Gross profit was $253.9 million for the year ended December 31, 2020, an increase of $38.5 million, or 17.9%, compared to $215.4 million for the year ended December 31, 2019. Cost of goods sold was $243.1 million for the year ended December 31, 2020, an increase of $19.3 million, or 8.6%, compared to $223.8 million for the year ended December 31, 2019. Gross margin for the year ended December 31, 2020 was 51.1% compared to 49.0% for the year ended December 31, 2019. The increase in gross margin was driven by the positive impact of supply chain initiatives designed to reduce product unit costs, favorable product mix related to our new mattress line launched in March 2020 and lower logistics costs compared to the prior year. This was partially offset by a shift in channel mix to lower margin retail partnerships in the year ended December 31, 2020 compared to the prior year.
Sales and Marketing
Sales and marketing expenses were $156.8 million for the year ended December 31, 2020, an increase of $2.2 million or 1.4%, compared to $154.6 million for the year ended December 31, 2019. Sales and marketing expenses remained relatively flat as we continued to invest in driving traffic to our e-commerce website, market our products to consumers and build our brand. Sales and marketing expenses as a percentage of revenue was 31.6% for the year ended December 31, 2020, compared to 35.2% for the year ended December 31, 2019, due to improved marketing efficiencies driven in part by lower online and offline media costs.
General and Administrative
General and administrative expenses were $172.1 million for the year ended December 31, 2020, an increase of $23.7 million , or 16.0%, compared to $148.3 million for the year ended December 31, 2019. General and administrative expenses increased primarily due to the operating costs related to our expanded retail presence of 7 new stores compared to the fourth quarter of 2019, as well as expenses related to being a public company. General and administrative expenses as a percentage of revenue increased from 33.8% for the year ended December 31, 2019 to 34.6% for the year ended December 31, 2020 reflecting our increased investment in retail store operations and expenses related to being a public company.
Restructuring

Restructuring expenses were $7.7 million for the year ended December 31, 2020 compared to $1.2 million for the year ended December 31, 2019. Restructuring expenses for the year ended December 31, 2020 relate to costs associated with strategic shifts in our business structure including exiting certain lines of business and geographies. Such costs include severance and other employee separation costs, contract termination expenses and asset impairment. Restructuring expenses for the year ended December 31, 2019 related to severance charges in connection with a reduction in force in North America.
Total Other Expense, net
Other expense, net was $6.8 million for the year ended December 31, 2020, an increase of $2.6 million compared to expense of $4.2 million for the year ended December 31, 2019. The increase in other expense, net was primarily due to interest incurred on our Amended Subordinated Facility and Revolving Credit Facility, offset by an indirect tax benefit of approximately $0.8 million.
Key Operating Metrics and Non-GAAP Financial Measures
We prepare and analyze operating and financial data to assess the performance of our business and allocate our resources. The key operating performance and financial metrics and indicators we use are set forth below. The following table sets forth our key performance indicators for the year ended December 31, 2020 and 2019.

	Year Ended December 31,
(in thousands, except percentages)	2020	2019
Gross margin	51.1%	49.0%
Adjusted EBITDA	(45,274)	(70,684)
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
We define Adjusted EBITDA as net loss before interest (income) expense, income tax expense and depreciation and amortization as further adjusted to exclude the impact of stock-based compensation expense, restructuring costs, costs associated with legal settlements, and transaction costs incurred in connection with our initial public offering. We caution investors that amounts presented in accordance with our definition of Adjusted EBITDA may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate Adjusted EBITDA in the same manner. We present Adjusted EBITDA because we consider it to be an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors' understanding of our performance is enhanced by including this non-GAAP financial measure as a reasonable basis for comparing our ongoing results of operations.
Management uses Adjusted EBITDA:
•as a measurement of operating performance because it assists us in comparing the operating performance of our business on a consistent basis, as it removes the impact of items not directly resulting from our core operations;
•for planning purposes, including the preparation of our internal annual operating budget and financial projections;
•to evaluate the performance and effectiveness of our operational strategies; and
•to evaluate our capacity to expand our business.
By providing this non-GAAP financial measure, together with the reconciliation, we believe we are enhancing investors' understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as an alternative to, or a substitute for net income or other financial statement data presented in our consolidated financial statements as indicators of financial performance. Some of the limitations are:
•such measure does not reflect our cash expenditures;
•such measure does not reflect changes in, or cash requirements for, our working capital needs;
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and such measures do not reflect any cash requirements for such replacements; and
•other companies in our industry may calculate such measures differently than we do, limiting their usefulness as comparative measures.
Due to these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using this non-GAAP measure only supplementally. As noted in the table below, Adjusted EBITDA includes adjustments to exclude the impact of stock-based compensation expense and material infrequent items, including but not limited to the costs of our initial public offering, restructuring and costs associated with legal settlements, among other items. It is reasonable to expect that these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and may complicate comparisons of our internal operating results and operating results of other companies over time. In addition, Adjusted EBITDA includes adjustments for other items that we do not expect to regularly record following our initial public offering. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation table below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.
The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss:

	Year Ended December 31,
(in thousands)	2020	2019
Net loss	(89,555)	$(93,040)
Depreciation and amortization	13,516	7,753
Stock-based compensation(a)	13,314	7,933
Interest (income) expense	8,376	3,188
Restructuring(b)	7,736	1,223
Transaction costs(d)	787	1,346
Legal settlements(c)	500	826
Income tax expense	52	87
Adjusted EBITDA	(45,274)	$(70,684)
_____________________________________________________________
(a)Represents non-cash stock-based compensation expense.
(b)Represents costs associated with strategic shifts in our business structure including exiting certain lines of business and geographies. Associated costs include severance and other employee separation costs, contract termination expenses and asset impairment.
(c)Amounts related to litigation settlements.
(d)Represents expenses incurred for professional, consulting, legal, and accounting services performed in connection with our initial public offering, which are not indicative of our ongoing costs and which were discontinued following the completion of our initial public offering.
Liquidity and Capital Resources
Sources of Funds
Our principal sources of liquidity are our cash, cash equivalents and restricted cash, our Revolving Credit Facility (as defined herein), our Amended Subordinated Facility (as defined herein), and former equity offerings. Cash, cash equivalents and restricted cash consist primarily of cash on deposit with banks and investments in money market funds. As of December 31, 2020, we had $92.1 million of cash, cash equivalents and restricted cash.
Funding Requirements
Our primary requirements for liquidity and capital are to fund operating losses as we continue to scale our business, for increased working capital requirements and inventory management to meet increased consumer demand, for increased capital expenditures to grow our retail store presence, as well as for general corporate needs. Historically, these cash requirements have been met through funds raised by the sale of common equity, utilization of our Revolving Credit Facility, our Amended Subordinated Facility and cash on hand.
We believe that our sources of liquidity and capital will be sufficient to finance our growth strategy and resulting operations, planned capital expenditures and the additional expenses we expect to incur for at least the next 12 months. However, we cannot assure you that cash provided by operating activities or cash, cash equivalents and restricted cash will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants and higher interest rates that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all. See "Risk Factors—Risks Related to Our Business—Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from growing."
Our capital expenditures consist primarily of retail infrastructure, leasehold improvements, product development and computers and hardware. In December 2018, we signed a new agreement for a headquarters in New York for a period of 15 years with a five-year renewal option. Rent payments began on the new headquarters in January 2020.
Historical Cash Flows
The following table shows summary cash flow information for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
(in thousands)	2020	2019
Net cash used in operating activities	$(47,568)	(44,328)
Net cash used in investing activities	(15,935)	(50,813)
Net cash provided by financing activities	88,044	133,876
Effect of exchange rate changes	(35)	488
Net change in cash, cash equivalents and restricted cash	24,506	39,223
Operating Activities.    Net cash used in operating activities consists of net loss adjusted for certain non-cash items, including share-based compensation, property and equipment depreciation, long-term deferred rent and deferred income taxes, as well as the effect of changes in inventory and other working capital amounts.
For the year ended December 31, 2020, net cash used in operating activities was $47.6 million and was comprised primarily of net loss of $89.6 million, decreased by $31.9 million related to non-cash adjustments, primarily related to deferred rent, depreciation and amortization, and share based compensation. Changes in working capital decreased cash used in operating activities by $10.1 million, primarily due to an increase in accounts payable of $16.6 million, and decreases in prepaid and other assets of $12.9 million, $3.4 million in accounts receivable, net and $3.2 million in inventory, offset by a decrease in accrued expenses of $18.4 million and a decrease in other liabilities of $6.1 million .
For the year ended December 31, 2019, net cash used in operating activities was $44.3 million and was comprised of net loss of $93.0 million, decreased by $21.6 million related to non-cash adjustments, primarily related to depreciation and amortization, and share-based compensation. Changes in working capital decreased cash used in operating activities by $27.1 million, primarily due to an increase in accrued expenses of $35.8 million, and an increase in other liabilities of $19.6 million, partially offset by an increase prepaid expenses and other assets of $16.5 million and an increase in accounts receivable, net of $8.0 million.
Investing Activities.    Our net cash used in investing activities primarily consists of purchases of property and equipment and issuances of notes receivables.
For the year ended December 31, 2020, net cash used in investing activities was $15.9 million, comprised of entirely of purchases of property and equipment.
For the year ended December 31, 2019, net cash used in investing activities was $50.8 million and was primarily comprised of $54.8 million in purchases of property and equipment, partially offset by a $4.0 million increase in notes receivable.
Financing Activities.    For the year ended December 31, 2020, net cash provided by financing activities was $88.0 million, primarily consisting of $88.9 million from the issuance of equity in our initial public offering and the exercise of stock options. The Revolving Credit Facility of $16.0 million replaced the Prior Credit Facility of $15.9 million resulting in $0.1 million of additional cash flow from financing activities
For the year ended December 31, 2019, net cash provided by financing activities was $133.9 million and primarily consisted of net proceeds of $1.3 million from our Prior Credit Facility, net proceeds of $50.0 million from our Subordinated Facility and $82.6 million from the issuance of equity and exercise of stock options.
Senior Secured Facility

On April 27, 2016, Casper Sleep Inc. and Casper Science LLC entered into a loan and security agreement with Pacific Western Bank (as amended, the “Senior Secured Facility” or “Prior Credit Facility”). Please refer to Note 7 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a further discussion of the material terms of the Senior Secured Facility.

Revolving Credit Facility
On November 10, 2020, we refinanced the Prior Credit Facility by entering into a credit agreement (the “Credit Agreement”) by and among the Company, Casper Science LLC and Casper Sleep Retail LLC (collectively, the “Loan Parties”), and Wells Fargo Bank, National Association (“Wells Fargo”), providing for a senior secured asset-based revolving credit facility of up to $30.0 million, with an uncommitted accordion of an additional $15.0 million (the “Revolving Credit Facility”).

The Credit Agreement provides that up to $10.0 million of the Revolving Credit Facility is available for issuances of letters of credit, and up to $5.0 million is available for swingline loans.
The Company has the option to increase the total commitment under the Revolving Credit Facility from $30.0 million to $45.0 million, subject to certain conditions, including obtaining commitments from one or more lenders. The Company intends to use the proceeds of the Revolving Credit Facility (a) to finance the acquisition of working capital assets of the Company, including the purchase of inventory and equipment, in each case in the ordinary course of business, (b) to finance capital expenditures of the Company, (c) for general corporate purposes of the Loan Parties, (d) to pay fees and expenses in connection with the transactions contemplated by the Credit Agreement, (e) the repayment in full of amounts outstanding under the Prior Credit Facility and (e) for other lawful corporate purposes. The Prior Credit Facility was terminated upon repayment in full of the amounts outstanding thereunder.
The Revolving Credit Facility matures on the earlier of November 10, 2023 and 91 days prior to the earliest maturity date of any borrowing under the Amended Subordinated Facility (as defined below).

Borrowings under the Revolving Credit Facility will be subject to an applicable margin of (i) when Average Daily Availability (as defined in the Credit Agreement) is greater than or equal to 50% of the Loan Cap (as defined in the Credit Agreement), 2.50% for LIBOR loans or 1.50% for base rate loans, as well as a letter of credit fee of 2.50%, and (ii) when Average Daily Availability is less than 50% of the Loan Cap, 2.75% for LIBOR loans or 1.75% for base rate loans, as well as a letter of credit fee of 2.75%, in each case subject to adjustments on the first day of each fiscal quarter commencing on January 1, 2021.

The Revolving Credit Facility is secured by substantially all assets of the Loan Parties, including intellectual property, subject to customary exceptions.

The Revolving Credit Facility contains customary covenants that limit, absent lender approval, the ability of the Company to, among other things, pay cash dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, enter into certain transactions repay certain indebtedness, make investments or dispose of assets. The financial covenant requires that the Loan Cap minus the Total Outstandings (each as defined in the Credit Agreement) be no less than the greater of (i) 10.0% of the Loan Cap and (ii) $3,000,000. The Revolving Credit Facility also includes customary cash dominion terms, pursuant to which a Cash Dominion Event (as defined in the Credit Agreement) could become effective if the applicable triggers as set forth in the Credit Agreement were to occur.

The Credit Agreement contains customary events of default including, among other things, failure to pay obligations when due, initiation of bankruptcy or insolvency proceedings, defaults on certain other indebtedness, change of control, incurrence of certain material judgments that are not stayed, satisfied, bonded or discharged within 45 days, certain events related to the Employee Retirement Income Security Act of 1974, invalidity of the credit documents, and violation of affirmative and negative covenants or breach of representations and warranties set forth in the Credit Agreement. Upon an event of default, the lenders may, subject to various customary cure rights and grace periods, require the immediate payment of all amounts outstanding and foreclose on collateral.

As of December 31, 2020, we had $16.0 million outstanding and $7.8 million of letters of credit issued pursuant to the Revolving Credit Facility with $6.2 million remaining available for borrowing and were in compliance with all covenants under the Revolving Credit Facility. An additional $2.9 million in letters of credit issued pursuant to the Prior Credit Facility remained outstanding as of December 31, 2020.
Amended Subordinated Facility
In connection with the secured growth capital loan facility agreement ("the Subordinated Facility") with TriplePoint Venture Growth BDC Corp., as lender and collateral agent, and TriplePoint Capital LLC, as lender (or, together with TriplePoint Venture Growth BDC Corp., TriplePoint"), on March 1, 2019, we entered into two warrant agreements with TriplePoint Venture Growth BDC Corp. and TriplePoint Capital LLC for 19,201 shares of Series D preferred stock and 12,801 shares of Series D preferred stock, respectively, at an exercise price per share of $31.24715. TriplePoint's right under the warrant agreements to purchase the Series D preferred stock will be available for seven years from March 1, 2019, subject to certain exercise conditions. In the event these warrant agreements are exercised, TriplePoint will have the right to purchase under the warrant agreements the common stock into which each share of the Series D preferred stock is convertible at the time of such exercise.
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
On November 10, 2020, the Company, Casper Science LLC and Casper Sleep Retail LLC entered into an amendment to the agreement governing the Subordinated Facility with TriplePoint Venture Growth BDC Corp., as lender and collateral agent, and TriplePoint Capital LLC, as lender (the “Amended Subordinated Facility”), to, among other things, permit the incurrence of the Revolving Credit Facility.
As of December 31, 2020, we had $50 million outstanding under the Amended Subordinated Facility and we were in compliance with all covenants under the Amended Subordinated Facility.
Initial Public Offering
On February 10, 2020, in connection with our initial public offering, we issued and sold 8,350,000 shares of our common stock at a price to the public of $12.00 per share, resulting in net proceeds to us of approximately $88.0 million, after deducting the underwriting discount of approximately $6.5 million and offering expenses of approximately $5.7 million.
Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2020:

(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	Thereafter
Operating Leases	$167,305	$20,940	$60,464	$37,526	$48,375
Long-term Debt(1)	69,438	—	69,438	—	—
Purchase Obligations	27,442	27,442	—	—	—
Interest on indebtedness	19,705	8,520	11,185	—	—
Total	$283,890	$56,902	$141,087	$37,526	$48,375
_____________________________________________________________
(1) Represents the amount outstanding as of December 31, 2020 under our Revolving Credit Facility Amended Senior Secured Facility and our Amended Subordinated Facility.
Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any off-balance sheet arrangements other than leases. See Note 10 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further information on on our Leases.
Recent Accounting Pronouncements
See Note 15 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further information on certain accounting standards that have been adopted during 2019 and 2020 or that have not yet been required to be implemented and may be applicable to our future operations.
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
Accounts Receivable, net
Accounts receivable, net is composed primarily of amounts due from retail partners and from financial institutions related to credit card sales. Accounts receivable, net is recorded net of an allowance for uncollectible balances related to chargebacks or disputes raised by retail partners. The allowance is recognized in an amount equal to anticipated future uncollectible receivables. Management estimates the allowance for doubtful accounts based on delinquencies, trends and historical experience.
Inventory
Inventory primarily consist of merchandise purchased for resale, as well as costs to deliver merchandise to our warehouse. The Company's inventory is stated at cost. The Company reviews its inventory on a regular basis for excess and obsolete inventory and makes appropriate adjustments when necessary. Once established, the original cost of the inventory less the related inventory allowance represents the new cost basis of such products. Additionally, we had purchase obligations in the amount of $27.4 million as of December 31, 2020, that will continue into 2021. There are no purchase obligations beyond 2021.
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
We reduce deferred tax assets, if necessary, by a valuation allowance if it is more likely than not that we will not realize some or all of the deferred tax assets. In making such a determination, we consider all available positive and negative evidence, including taxable income in prior carryback years (if carryback is permitted under the relevant tax law), the timing of the reversal of existing taxable temporary differences, tax-planning strategies, and projected future taxable income. Please refer to Note 11 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional information on the composition of these valuation allowances and for information on the impact of U.S. tax reform legislation. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position.
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
See Note 8 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a complete description of the accounting for stock-based awards. We also issue stock-based compensation to some of our non-employee consultants. We account for equity awards to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, which requires the fair value of an award to non-employees be remeasured at fair value as the award vests. Upon completion of the underlying performance obligation, or the vesting period, these cease to be revalued.
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
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our Revolving Credit Facility and Amended Subordinated Facility, which carry variable interest rates. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Our Revolving Credit Facility and Amended Subordinated Facility bear interest at variable rates, which exposes us to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of December 31, 2020, we had $16.0 million of variable rate debt outstanding under our Revolving Credit Facility and $50.0 million of variable rate debt outstanding under our Amended Subordinated Facility. Based on December 31, 2020 debt levels, an increase or decrease of 100 basis points in the effective interest rate on the Revolving Credit Facility and our Amended Subordinated Facility would cause an increase in interest expense of approximately $160 thousand and a decrease of approximately $160 thousand over the next 12 months. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
Foreign Currency Risk
All our domestic product sales, inventory purchases, and operating expenses have been denominated in U.S. dollars. We therefore have not had any foreign currency risk associated with these activities. The functional currency of all our entities is the U.S. dollar, other than Casper Sleep (UK) Limited which is the British pound, and Casper Sleep GmbH and Casper Sleep SAS, which are the euro. Product sales and inventory purchases for these entities are primarily in their functional currency (e.g. British pounds and euros). Additionally, we incur a portion of operating expenses in Canadian dollars, British pounds and euros. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates, covering principally the British Pound, the European Union euro, Canadian dollar, and Chinese RMB. However, we believe functional currency revenue and expenses mostly provide a natural hedge and that the exposure to foreign currency fluctuation from product sales and operating expenses is immaterial currently as the related product sales and costs do not constitute a significant portion of our sales revenue and expenses. As we grow our operations, our exposure to foreign currency risk could become more significant. To date, we have not entered into any foreign currency exchange contracts and currently do not expect to enter into foreign currency exchange contracts for trading or speculative purposes.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's annual report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.
Attestation report of the registered public accounting firm
Our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an "emerging growth company" as defined in the JOBS Act.
Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The following table provides information regarding our executive officers and members of our board of directors (ages as of the date of this Annual Report on Form 10-K):

Name	Age	Position(s)
Philip Krim	37	Chairman of the Board and Chief Executive Officer
Emilie Arel	43	Chief Commercial Officer and President
Michael Monahan	48	Chief Financial Officer
Jonathan Truppman	35	General Counsel, Secretary
Anthony Florence	52	Director
Diane Irvine	62	Director
Karen Katz	64	Lead Independent Director
Jack Lazar	55	Director
Benjamin Lerer	39	Director
Neil Parikh	31	Director
Dani Reiss	47	Director

Executive Officers
Philip Krim has served as Casper Sleep Inc.'s Chief Executive Officer and as a member of our board of directors since October 2013. Mr. Krim was Chief Executive Officer of Vocalize Mobile, a mobile search advertising platform for small businesses, from January 2010 until July 2013 and Chief Executive Officer of The Merrick Group from January 2003 until December 2009. Mr. Krim has served on the board of directors of Tailwind Acquisition Corporation since September 2020. Since 2016, Mr. Krim has served on the Emerging Leadership Council of the 92nd Street Y. He received a B.B.A. in Marketing from Red McCombs School of Business at the University of Texas at Austin. We believe Mr. Krim's knowledge of the sleep industry and many years of experience as Chief Executive Officer of various companies, including ours, make him well-qualified to serve as a member of our board of directors.
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
Michael Monahan has served as Casper Sleep Inc.’s Chief Financial Officer since August 2020. Previously, Mr. Monahan served as the Chief Financial Officer of Nutrisystem, Inc., a weight-loss company, from 2013 to 2019 where he oversaw the growth of the company’s market capitalization and subsequently, the successful sale of the business. Mr. Monahan has also served as the Chief Financial Officer of both Hexo Corp. and PetroChoice Holdings, Inc. Earlier in his career, he served in financial roles at Exelon Corp., Accenture and Arthur Andersen. Mr. Monahan received an M.B.A. from The University of Chicago’s Booth School of Business and a B.A. from Villanova University.
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
Diane Irvine has served on the board of directors of Casper Sleep Inc. since July 2019. Ms. Irvine previously served as Chief Executive Officer of Blue Nile, Inc., an online retailer of diamonds and fine jewelry, from February 2008 until November 2011, as President from February 2007 until November 2011, and as Chief Financial Officer from December 1999 until September 2007. From February 1994 until May 1999, Ms. Irvine served as Vice President and Chief Financial Officer of Plum Creek Timber Company, Inc., and from September 1981 until February 1994, she worked at accounting firm Coopers & Lybrand LLP in various capacities, most recently as partner. Ms. Irvine has served on the boards of directors of Yelp Inc., a crowd-sourced local business review and social networking site, since September 2011, Funko, Inc., a pop culture consumer products company, since August 2017, D.A. Davidson Companies, a financial services firm, since January 2018, and Farfetch Limited, a global platform for the luxury fashion industry, since August 2020. She previously served on the boards of directors of XO Group Inc. from November 2014 until December 2018, and Rightside Group Ltd. from August 2014 until July 2017. Ms. Irvine received an M.S. in Taxation and a Doctor of Humane Letters from Golden Gate University, and a B.S. in Accounting from Illinois State University. We believe Ms. Irvine's extensive leadership experience, her financial expertise and her broad public board experience make her well-qualified to serve on our board of directors.
Karen Katz has served on the board of directors of Casper Sleep Inc. since April 2019 and as the Lead Independent Director of the board of directors since March 2020. Ms. Katz served as President and Chief Executive Officer of Neiman Marcus Group LTD LLC, an international multi-brand omni-channel retailer, from October 2010 until her retirement in February 2018. Over her 33-year tenure with the Neiman Marcus Group, Ms. Katz served in a variety of executive and leadership roles in the company's merchant, stores and e-commerce organizations, including as Executive Vice President—Stores, a member of the Office of the Chairman of Neiman Marcus Group, President, Neiman Marcus Online, and President and Chief Executive Officer, Neiman Marcus Stores. Ms. Katz served on the board of directors of The Neiman Marcus Group, LLC from October 2010 to January 2020. In addition, Ms. Katz has served on the boards of directors of Under Armour, Inc., a performance footwear, apparel and equipment company since October 2014 and Humana, Inc., a health and well-being company, since October 2019. Ms. Katz is an advisor to a number of consumer companies, helping their chief executive officers think about strategy, leadership opportunities, as well as engagement with consumers. Ms. Katz is currently the Vice-Chair of the Board of the Perot Museum of Science and Nature in Dallas, Texas, where she lives. From 2017 to 2019, she served as the Chairman of the National Retail Foundation, a non-profit arm of the National Retail Federation, as well as sat on the boards of directors of the National Retail Federation, the pre-eminent retail trade association. Ms. Katz received an M.B.A. from the University of Houston and a B.A. in Political Science from the University of Texas. We believe Ms. Katz's extensive experience at the helm of a leading omni-channel retailer and deep understanding of customer experience and engagement make her well-qualified to serve on our board of directors.

Jack Lazar has served on the board of directors of Casper Sleep Inc. since April 2019. Since March 2016, Mr. Lazar has been an independent business consultant. From January 2014 until March 2016, Mr. Lazar served as the Chief Financial Officer at GoPro, Inc., a provider of wearable and mountable capture devices. From January 2013 until January 2014, he was an independent business consultant. From May 2011 until January 2013, Mr. Lazar was employed by Qualcomm and served as Senior Vice President, Corporate Development and General Manager of Qualcomm Atheros, Inc., a developer of communications semiconductor solutions. From September 2003 until it was acquired by Qualcomm in May 2011, Mr. Lazar served in various positions at Atheros Communications, Inc., a provider of communications semiconductor solutions, most recently as Senior Vice President of Corporate Development, Chief Financial Officer and Secretary. Mr. Lazar has served on the boards of directors of Silicon Laboratories, an analog and mixed signal semiconductor company, since April 2013, Resideo Technologies, Inc., a provider of comfort and security solutions, since October 2018, and Box, Inc., a cloud content management company, since March 2020. Mr. Lazar has previously served on a variety of public company boards, including TubeMogul, Inc., an enterprise software company for digital branding from October 2013 to December 2016, Quantenna Communications, Inc., a wireless semiconductor company, from July 2016 to June 2019, and Mellanox Technologies, Ltd., a communications semiconductor company from June 2018 to April 2020. Mr. Lazar is a certified public accountant (inactive) and holds a B.S. in Commerce with an emphasis in Accounting from Santa Clara University. We believe Mr. Lazar's past experience as an executive officer and director, including at companies in the technology industry, makes him well-qualified to serve on our board of directors.

Benjamin Lerer has served on the board of directors of Casper Sleep Inc. since July 2014. Mr. Lerer is the Chief Executive Officer of Group Nine Media, which he joined in December 2016. He is also a Co-Founder of Thrillist Media Group, Inc., where he served as Chief Executive Officer from October 2005 to December 2016, and a Managing Partner at Lerer Hippeau Ventures, an early stage venture capital fund he co-founded in 2010. Mr. Lerer has served on the board of directors of Group Nine Acquisition Corp. since December 2020. He also serves as Chairman of East River Development Alliance Federal Credit Union and as a Director of certain funds managed by Lerer Hippeau Ventures. He received a B.S. in Political Science from the University of Pennsylvania. We believe Mr. Lerer's extensive brand-building, organizational leadership and media and marketing industry experience make him well-qualified to serve on our board of directors.
Neil Parikh has served on the board of directors of Casper Sleep Inc. since October 2013. Mr. Parikh was the Chief Strategy Officer of Casper Sleep Inc. from November 2018 to January 2021 and the Chief Operating Officer from October 2013 to November 2018. Mr. Parikh received a B.A. in Commerce, Organizations, and Entrepreneurship from Brown University. We believe Mr. Parikh's knowledge of the sleep industry and many years of experience as our Chief Strategy Officer and Chief Operating Officer make him well-qualified to serve as a member of our board of directors.
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
Code of Business Conduct and Ethics
We have a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on our investor relations website, ir.casper.com. In addition, we intend to post on our website all disclosures that are required by law or the NYSE listing standards concerning any amendments to, or waivers from, any provision of the code. The information on any of our websites is deemed not to be incorporated in this Annual Report on Form 10-K or to be part of this Annual Report on Form 10-K.
The remainder of the response to this Item 10 will be included in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11.    Executive Compensation.
The information required by this Item 11 will be included in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table provides information on our equity compensation plans as of December 31, 2020.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(4)
Equity compensation plans approved by security holders(1)	6,003,047	(2)	13.91	(3)	1,404,115
Equity compensation plans not approved by security holders	—		—		—
Total	6,003,047		$13.91		1,404,115

_____________________________________________________________
(1)Consists of the 2014 Plan, the 2015 Plan, and the 2020 Plan, which was adopted in 2020 in connection with our initial public offering. The 2020 Plan provides for an annual increase, to be added on the first day of each calendar year, beginning with the calendar year ending January 1, 2021 and ending on and including January 1, 2029, equal to the lesser of (a) 5% of the outstanding shares of common stock on December 31 immediately preceding such date and (b) a lesser amount determined by the Company’s board of directors.
(2)Includes 186,850 outstanding options to purchase stock under the 2014 Plan, 3,248,353 outstanding options to purchase stock under the 2015 Plan, 324,505 outstanding options to purchase stock under the 2020 Plan, and 2,243,339 rights to acquire common stock under the 2020 Plan. Following the effectiveness of the 2015 Plan, no further grants were permitted to be made under the 2014 Plan, though existing awards remain outstanding.
(3)As of December 31, 2020, the weighted-average exercise price of outstanding options under the 2014 Plan was $0.23 and the weighted-average exercise price of outstanding options under the 2015 Plan was $15.38.
(4)Includes 1,404,115 shares available for future issuance under the 2020 Plan.

The remaining information required by this Item 12 will be included in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 will be included in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services.
The information required by this Item 14 will be included in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)(1) Financial Statements.
The following documents are included on pages F-1 through F-29 attached hereto and are filed as part of this Annual Report on Form 10-K.
Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2020 and 2019	F-3
Consolidated Statement of Operations and Comprehensive Loss for the years ended December 31, 2020, 2019 and 2018	F-4
Consolidated Statement of Changes in Convertible Preferred Stock and Stockholders' Equity / (Deficit) for the years ended December 31, 2020, 2019 and 2018	F-5
Consolidated Statement of Cash Flows for the years ended December 31, 2020, 2019 and 2018	F-6
Notes to Consolidated Financial Statements	F-8 - F -29
(a)(2) Financial Statement Schedules.
All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	S-8	333-236377	4.1	2/11/20

3.2	Amended and Restated Bylaws					*
4.1	Specimen Stock Certificate evidencing the shares of common stock.	S-1/A	333-235874	4.1	1/27/20

4.2	Amended and Restated Investors' Rights Agreement, dated as of February 4, 2019, by and among Casper Sleep Inc. and certain holders of its capital stock	S-1	333-235874	4.2	1/10/20

4.3	Description of Capital Stock	10-K	001-39214	4.3	3/19/20

10.1	Credit Agreement, dated as of Dated as of November 10, 2020, among Casper Sleep Inc. as the Lead Borrower, the Borrowers named therein, the Guarantors named therein, Wells Fargo Bank, National Association as Agent, L/C Issuer and Swing Line Lender, the other Lenders party thereto, and Wells Fargo Bank, National Association as Sole Lead Arranger and Sole Bookrunner	10-Q	001-39214	10.1	11/12/20

10.2	Plain English Growth Capital Loan and Security Agreement, dated as of March 1, 2019, by and among TriplePoint Venture Growth BDC Corp., TriplePoint Capital LLC, Casper Sleep Inc., Casper Sleep Retail LLC and Casper Science LLC	S-1	333-235874	10.7	1/10/20

10.3	First Amendment to the Plain English Growth Capital Loan and Security Agreement, dated as of November 10, 2020, by and among TriplePoint Venture Growth BDC Corp., TriplePoint Capital LLC, Casper Sleep Inc., Casper Sleep Retail LLC and Casper Science LLC	10-Q	001-39214	10.2	11/12/20

10.4†	Casper Sleep Inc. 2014 Equity Incentive Plan and form of option agreement	S-1	333-235874	10.8	1/10/20

10.5†	Casper Sleep Inc. 2015 Equity Incentive Plan and form of option agreement	S-1	333-235874	10.9	1/10/20

10.6†	Casper Sleep Inc. 2020 Equity Incentive Plan	S-8	333-236377	4.3	2/11/20

10.7†	Casper Sleep Inc. 2020 Employee Stock Purchase Plan	S-8	333-236377	4.4	2/11/20

10.8†	2019 Annual Bonus Plan	S-1	333-235874	10.12	1/10/20

10.9†	Offer Letter between Casper Sleep Inc. and Emilie Arel, dated June 4, 2019	S-1	333-235874	10.13	1/10/20

10.10†	Form of Executive Severance and Change in Control Agreement	S-1	333-235874	10.14	1/10/20

10.11†	Casper Sleep Inc. Non-Employee Director Compensation Policy					*

10.12†	Form of Indemnification Agreement between Casper Sleep Inc. and its directors and officers	S-1	333-235874	10.16	1/10/20

10.13†	Employment Agreement between Casper Sleep Inc. and Philip Krim	S-1/A	333-235874	10.17	1/27/20

10.14†	Offer Letter, dated August 25, 2020, between the Company and Michael Monahan	8-K	001-39214	10.1	8/26/20

10.15†	Transition and Release of Claims Agreement, dated January 15, 2021 between the Company and Neil Parikh	8-K	001-39214	10.1	1/15/21

10.16†	Form of 2020 Stock Option Agreement	10-K	001-39214	10.18	3/19/20

10.17†	Form of 2020 RSU Agreement					*

10.18†	Form of 2020 PSU Agreement					*

21.1	List of Subsidiaries of Casper Sleep Inc.	S-1	333-235874	21.10	1/10/20

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Inline Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
_____________________________________________________________
*    Filed herewith.

**    Furnished herewith.
†    Indicates management contract or compensatory plan.
Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASPER SLEEP INC.
Date: February 26, 2021	By:	/s/ PHILIP KRIM
Philip Krim Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ PHILIP KRIM	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 26, 2021
Philip Krim

/s/ MICHAEL MONAHAN	Chief Financial Officer (principal financial and accounting officer)	February 26, 2021
Michael Monahan

/s/ NEIL PARIKH	Director	February 26, 2021
Neil Parikh

/s/ ANTHONY FLORENCE	Director	February 26, 2021
Anthony Florence

/s/ DIANE IRVINE	Director	February 26, 2021
Diane Irvine

/s/ KAREN KATZ	Director	February 26, 2021
Karen Katz

/s/ JACK LAZAR	Director	February 26, 2021
Jack Lazar

/s/ BENJAMIN LERER	Director	February 26, 2021
Benjamin Lerer

/s/ DANI REISS	Director	February 26, 2021
Dani Reiss

Casper Sleep Inc. and Subsidiaries
Consolidated Financial Statements
as of and for the years ended December 31, 2020, 2019 and 2018

Casper Sleep Inc. and Subsidiaries
Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2020 and 2019	F-3
Consolidated Statement of Operations and Comprehensive Loss for the years ended December 31, 2020, 2019 and 2018	F-4
Consolidated Statement of Changes in Convertible Preferred Stock and Stockholders' Equity / (Deficit) for the years ended December 31, 2020, 2019 and 2018	F-5
Consolidated Statement of Cash Flows for the years ended December 31, 2020, 2019 and 2018	F-6
Notes to Consolidated Financial Statements	F-8 - F -29

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Casper Sleep Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Casper Sleep Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders’ equity / (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.
New York, New York
February 26, 2021

Casper Sleep Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)

	As of December 31,
Assets	2020	2019
Current assets:
Cash and cash equivalents	$88,922	$67,407
Restricted cash	3,162	171
Accounts receivable, net	27,663	31,059
Prepaid expenses and other current assets	11,026	23,924
Inventory, net	35,531	39,358
Total current assets	166,304	161,919
Property and equipment, net	66,529	66,262
Other assets	1,368	2,137
Total assets	$234,201	$230,318
Liabilities, Convertible Preferred Stock and Stockholders' Equity / (Deficit)
Current liabilities:
Accounts payable	47,612	30,734
Accrued expenses	54,741	73,130
Deferred revenue	7,430	9,673
Other current liabilities	9,498	34,422
Total current liabilities	119,281	147,959
Long-term Debt	65,546	49,173
Other liabilities	23,907	20,319
Total liabilities	208,734	217,451
Convertible preferred stock, $0.000001 par value - zero and 19,213 shares authorized; zero and 19,181 issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	—	319,961
Stockholders' equity / (deficit):
Common stock, $0.000001 par value - 170,000 and zero shares authorized; 40,539 and zero issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	—	—
Convertible Class A Common stock, $0.000001 par value - zero and 19,044 shares authorized; zero and 9,191 issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	—	—
Class B Common stock, $0.000001 par value zero and 37,000 shares authorized; zero and 1,466 issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	440,248	18,097
Accumulated other comprehensive income	34	69
Accumulated deficit	(414,815)	(325,260)
Total stockholders' equity / (deficit)	25,467	(307,094)
Total liabilities, convertible preferred stock and stockholders' equity / (deficit)	$234,201	$230,318
See accompanying notes to consolidated financial statements.

Casper Sleep Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue	$497,000	$439,258	$357,891
Cost of goods sold	243,115	223,847	200,139
Gross profit	253,885	215,411	157,752
Operating expenses
Sales and marketing	156,806	154,589	126,189
General and administrative	172,071	148,345	123,523
Restructuring	7,736	1,223	—
Total operating expenses	336,613	304,157	249,712
Loss from operations	(82,728)	(88,746)	(91,960)
Other (income) expense
Interest expense (income), net	8,376	3,188	(248)
Other (income) expense, net	(1,601)	1,019	341
Total other expense	6,775	4,207	93
Loss before income taxes	(89,503)	(92,953)	(92,053)
Income tax expense	52	87	39
Net loss	(89,555)	(93,040)	(92,092)
Other comprehensive income (loss)
Currency translation adjustment	(35)	488	(1,077)
Total comprehensive loss	$(89,590)	$(92,552)	$(93,169)
Net loss per share attributable to common stockholders, basic and diluted	(2.42)	(8.86)	(8.91)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	37,076	10,501	10,336
See accompanying notes to consolidated financial statements.

Casper Sleep Inc. and Subsidiaries
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity / (Deficit)
(In thousands, except share and per share amounts)

	Convertible Preferred Stock										Casper Sleep Inc, Stockholders
	Series seed preferred stock		Series A preferred stock		Series B preferred stock		Series C preferred stock		Series D preferred stock		Common Stock		Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders' equity / (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2018	3,951,636	$1,826	4,753,421	$12,983	2,378,594	$54,895	5,440,496	$169,098	—	$—	—	—	8,989,298	$—	1,262,529	$—	$2,759	$658	$(140,128)	$(136,711)
Exercise of vested employee stock options	—	—	—	—	—	—	—	—	—	—	—	—	121,061	—	25,183	—	275	—	—	275
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	5,716	—	—	5,716
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,077)	—	(1,077)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(92,092)	(92,092)
Balance at December 31, 2018	3,951,636	$1,826	4,753,421	$12,983	2,378,594	$54,895	5,440,496	$169,098	—	$—	—	$—	9,110,359	$—	1,287,712	$—	$8,750	$(419)	$(232,220)	$(223,889)
Exercise of vested employee stock options	—	—	—	—	—	—	—	—	—	—	—	—	80,499	—	178,366	—	1,414	—	—	1,414
Common Stock Transfer	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,933	—	—	7,933
Other comprehensive (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	488	—	488
Series D funding	—	—	—	—	—	—	—	—	2,688,765	81,159	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(93,040)	(93,040)
Balance at December 31, 2019	3,951,636	$1,826	4,753,421	$12,983	2,378,594	$54,895	5,440,496	$169,098	2,688,765	$81,159	—	$—	9,190,858	$—	1,466,078	$—	$18,097	$69	$(325,260)	$(307,094)
Initial public offering, net of issuance costs of $11.8 million	—	—	—	—	—	—	—	—	—	—	8,350,000	—	—	—	—	—	87,999	—	—	87,999
Conversion of redeemable convertible preferred stock to common stock	(3,951,636)	(1,826)	(4,753,421)	(12,983)	(2,378,594)	(54,895)	(5,440,496)	(169,098)	(2,688,765)	(81,159)	20,485,054	—	—	—	—	—	319,961	—	—	319,961
Common stock conversion	—	—	—	—	—	—	—	—	—	—	10,656,936	—	(9,190,858)	—	(1,466,078)	—	—	—	—	—
Exercise of vested employee stock options	—	—	—	—	—	—	—	—	—	—	858,417	—	—	—	—	—	874	—	—	874
Exercise of stock warrants	—	—	—	—	—	—	—	—	—	—	181,133	—	—	—	—	—	3	—	—	3
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	13,314	—	—	13,314
Issuance of Common Stock pursuant to the 2020 Equity Plan	—	—	—	—	—	—	—	—	—	—	7,104	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(89,555)	(89,555)
Balance at December 31, 2020	—	$—	—	$—	—	$—	—	$—	—	$—	40,538,644	$—	—	$—	—	$—	$440,248	$34	$(414,815)	$25,467
See accompanying notes to consolidated financial statements.

Casper Sleep Inc. and Subsidiaries
Consolidated Statement of Cash Flows
(In thousands, except per share amounts)

	Year ended December 31,
	2020	2019	2018
Cash flows used in operating activities:
Net loss	$(89,555)	$(93,040)	$(92,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization(1)	15,979	7,753	3,426
Stock based compensation expense	13,314	7,933	5,716
Other	2,615	5,938	(118)
Changes in assets and liabilities:
Accounts receivable, net	3,396	(7,953)	(10,450)
Prepaid expenses and other current assets	12,898	(16,185)	880
Inventory, net	3,222	(6,655)	(8,688)
Other assets	763	(314)	1,860
Accounts payable	16,567	2,842	10,205
Accrued expenses	(18,389)	35,772	8,378
Deferred revenue	(2,242)	851	6,438
Other liabilities	(6,136)	18,730	2,190
Net cash used in operating activities	(47,568)	(44,328)	(72,255)
Cash flows used in investing activities:
Purchases of property and equipment(2)	(15,935)	(54,813)	(13,035)
Note receivable	—	4,000	1,000
Net cash used in investing activities	(15,935)	(50,813)	(12,035)
Cash flows from financing activities:
Exercise of stock options	877	1,414	275
Proceeds from Fundraising	87,999	81,159	—
Proceeds from borrowings	16,000	54,225	15,000
Repayment on borrowings	(15,869)	(2,922)	(435)
Payment of deferred financing costs	(963)	—	—
Net cash provided by financing activities	88,044	133,876	14,840
Effect of exchange rate changes	(35)	488	(1,077)
Net change in cash, cash equivalents and restricted cash	24,506	39,223	(70,527)
Cash, cash equivalents and restricted cash at beginning of period	67,578	28,355	98,882
Cash, cash equivalents and restricted cash at end of the period	$92,084	$67,578	$28,355
Supplemental reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets.
Cash and cash equivalents	88,922	67,407	26,880
Restricted cash	3,162	171	1,475

Total cash, cash equivalents and restricted cash	$92,084	$67,578	$28,355
Supplemental disclosure of cash paid for:
Interest paid	(6,608)	(2,578)	(182)
Supplemental schedule of noncash financing activity:
Series Seed preferred units converted to common stock	$1,826	$—	$—
Series A preferred units converted to common stock	$12,983	$—	$—
Series B preferred units converted to common stock	$54,895	$—	$—
Series C preferred units converted to common stock	$169,098	$—	$—
Series D preferred units converted to common stock	$81,159	$—	$—
Reclass of deferred financing costs to additional paid in capital	$5,688	$—	$—
____________________________________________
(1)Depreciation and amortization for the year ended December 31, 2020 consists of $14,499 recorded in general and administrative expenses and $1,480 of impairment recorded in restructuring expenses on the Consolidated Statements of Operations and Comprehensive Loss.
(2)Purchases of property and equipment is net of fixed assets purchases that are included in accounts payable amounting to $786, $475 and 287 at December 31, 2020, December 31, 2019 and December 31, 2018, respectively.
See accompanying notes to consolidated financial statements.

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

(1) Description of Business
Casper Sleep Inc. and its subsidiaries (the "Company" or "Casper") design and sell premium sleep products including mattresses, pillows, sheets, and other sleep-centric products. The Company's head office is located at 175 Greenwich Street, 3 World Trade Center, New York, NY, and the Company has additional office locations in San Francisco, CA, as well as retail locations and pop-up stores throughout the United States ("U.S.") and Canada.
The Company comprises Casper Sleep Inc. and its wholly-owned subsidiaries, Casper Science LLC, Casper Sleep Retail LLC, and Casper Sleep Limited ("Casper UK Holdco"). Casper UK Holdco wholly-owns Casper Sleep GmbH, Casper Sleep (UK) Limited, and Casper Sleep SAS.
(2) Initial Public Offering
On February 10, 2020, the Company completed the initial public offering (the “IPO”) of its common stock pursuant to a Registration Statement on Form S-1. In the IPO, the Company sold an aggregate of 8,350,000 shares of common stock at a public offering price of $12.00 per share. Upon consummation of the offering on February 10, 2020, the Company received net proceeds of approximately $88,000, after deducting underwriting discounts and commissions of $6,500 and offering expenses of $5,700. Upon the completion of the IPO, all outstanding shares of the Company's convertible preferred stock and Class A and Class B common stock were converted into common stock.
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
(4) Use of Estimates
The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets; the valuation of deferred income tax assets, deferred revenue, the valuation of stock-based compensation and warrants, the product returns reserve, the inventory obsolescence reserve and accounts receivable allowance for doubtful accounts.
(5) Summary of Significant Accounting Policies
(a)Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents.
(b)Restricted Cash
Restricted cash represents cash balances held in segregated accounts used for collateralizing letters of credit with its bank.
(c)Accounts Receivable, net
At December 31, 2020 and 2019, accounts receivable, net was composed primarily of amounts due from retail partners, from financial institutions related to credit card sales and other receivables. Accounts receivable is recorded net of an allowance for

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(5) Summary of Significant Accounting Policies (Continued)
uncollectible balances related to chargebacks or disputes raised by retail partners. The allowance is recognized in an amount equal to anticipated future uncollectible receivables. Management estimates the allowance for doubtful accounts based on delinquencies, trends and historical experience.
(d)Inventory, net
Inventory primarily consist of merchandise purchased for sale, as well as costs to deliver merchandise to Casper's logistics providers and retail stores. The Company's inventory is stated at cost using standard costing. The Company performs an analysis to determine whether it is appropriate or not to maintain a reserve for excess and obsolete inventory. The reserve is based on historical experience related to the disposal of identified inventory, specifically through sales to retail partners, clearance sales and ultimately, the expected recoverable value. The value of older inventory can be impacted by new products launches, which can make certain older items obsolete. A lower of cost or market assessment is performed on inventory and reserves established when the net realizable value exceeds the historic cost. Most of Casper's inventory is just-in-time and most products have been recently introduced and in existence for less than two years. The Company performs a review of all on hand inventory to determine if any items are deemed obsolete based on specific facts and circumstances.
Storage costs, indirect administrative overhead and certain selling costs related to inventories are expensed in the period incurred.
Inventory consists of the following:

	December 31, 2020	December 31, 2019
Raw materials	$386	$680
Finished goods	31,575	32,945
Inventory in transit	3,570	5,733
Total inventory	$35,531	$39,358

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
(e)Revenue Recognition
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
(5) Summary of Significant Accounting Policies (Continued)
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
Disaggregated Revenue Data
The following table disaggregates our net sales by geography and channel for the periods indicated:

	Year ended December 31,
	2020	2019	2018
North America Region	$485,028	$413,022	$326,842
EU Regions	11,972	26,236	31,049
Total	$497,000	$439,258	$357,891

Direct to Consumer	$363,074	$350,507	$310,167
Retail Partnerships	133,926	88,751	47,724
Total	$497,000	$439,258	$357,891

(f)Cost of Goods Sold
Cost of goods sold consists of costs of purchased merchandise, including freight, duty, vendor rebates, and nonrefundable taxes incurred in delivering goods and services to customers and distribution centers, packaging and component costs, warehousing and fulfillment costs, damages, and excess and obsolete inventory write-downs.
(g)Sales and Marketing expenses
Sales and marketing expenses consist primarily of advertising and marketing promotions of the Company's products as well as sponsorship costs, consulting and contractor expenses. Advertising and other promotional costs are expensed as incurred. Sales and marketing expenses amounted to $156,806, $154,589 and $126,189 for the years ended December 31, 2020, 2019 and 2018 respectively, of which $145,530, $142,572 and $116,801 are advertising expenses for the years ended December 31, 2020, 2019 and 2018, respectively.
(h)General and Administrative expenses

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(5) Summary of Significant Accounting Policies (Continued)
General and administrative expenses consist of personnel-related costs for our retail stores, retail operations, finance, legal, human resources and IT functions, as well as litigation expenses, credit card fees, professional services, rent and operating costs associated with our retail stores, depreciation and amortization, and other administrative expenses. Research and development expenses are included within general and administrative and consist primarily of personnel-related expenses, consulting and contractor expenses, tooling, test equipment, and prototype materials.
(i)Restructuring expenses
During the year ended December 31, 2020, in response to the COVID-19 pandemic, the Company announced a number of restructuring actions focused on cost savings and renewed focus on commercial operations in North America. Restructuring expenses for the year ended December 31, 2020 relate to costs associated with strategic shifts in our business structure including exiting certain lines of business and geographies. Such costs include severance and other employee separation costs, contract termination expenses and asset impairment. Costs associated with these actions amounted to $7,736, $1,223 and $0 for the years ended December 31, 2020, 2019 and 2018, respectively. Prior to 2020 restructuring expenses were previously presented in general and administrative expenses. During the year ended December 31, 2019, restructuring actions were related to staff reductions and these actions were completed in 2019.
A summary of the charges recorded in connection with these actions during the periods presented, as well as the cumulative charges recorded since its inception, is as follows:

	Year Ended December 31, 2020			Year Ended December 31, 2019			Year Ended December 31, 2018
	EU Closure	US	Total	EU Closure	US	Total	EU Closure	US	Total
Severance and benefits	$450	$1,515	$1,965	$—	$1,223	$1,223	$—	$—	$—
Contract termination	1,238	350	1,588	—	—	—	—	—	—
Asset write-offs	1,851	—	1,851	—	—	—	—	—	—
Asset impairments	180	1,300	1,480	—	—	—	—	—	—
Other expenses	740	112	852	—	—	—	—	—	—
Total	$4,459	$3,277	$7,736	$—	$1,223	$1,223	$—	$—	$—
The Company's accrued liabilities for the restructuring expenses at December 31, 2020 was $1,644, which is presented in accrued expenses in the consolidated balance sheets.

Accrued restructuring balance as at December 31, 2019	$—
Charges accrued during the year ended December 31, 2019	1,223
Payments made during the year ended December 31, 2019	(1,223)
Accrued restructuring balance as at December 31, 2019	—
Charges to accruals during the year ended December 31, 2020	4,405
Payments made during the year ended December 31, 2020	(2,761)
Accrued restructuring balance as at December 31, 2020	$1,644
(j)Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of prepaid media placement for media campaigns that have not yet run, prepaid rent and office related expenses, and other prepaid expenses. In addition, the Company had tenant allowance receivable of $5,120 and $8,081 as of December 31, 2020 and 2019, respectively.
(k)Stock Based Compensation
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
(5) Summary of Significant Accounting Policies (Continued)
The fair value of RSUs awarded is estimated on the date of grant based on the fair value of our common stock. Compensation cost is recognized on a straight-line basis over the requisite service period. The Company accounts for forfeitures as they occur, rather than estimating expected forfeitures.
Stock based compensation cost for the years ended December 31, 2020, 2019 and 2018 amounted $13,314, $7,933 and $5,716, respectively. See Note 8 for a complete description of the accounting for stock-based awards.
(l)Property and Equipment
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
Property and equipment consist of the following:

	December 31, 2020	December 31, 2019
Leasehold improvements	$53,404	$46,370
Furniture and fixtures	24,294	21,063
Construction in progress	6,021	4,658
Computer Equipment	4,984	3,590
Computer software	2,405	1,733
Machinery and Equipment	853	2,185
Property and equipment	$91,961	$79,599
Less: accumulated depreciation	(25,432)	(13,337)
Property and equipment, net	$66,529	$66,262

Depreciation expense related to property and equipment for the years ended December 31, 2020, 2019 and 2018 was $14,499, $7,550 and $3,426, respectively.
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
As described in footnote 5(i), Restructuring expenses, above, the Company recorded an impairment charge related to restructuring actions of $1,480 for year ended December 31, 2020 as a result of permanently closing three outlet stores, abandoning selected product development activities resulting in impairment of related production assets, exiting our European operations, targeted severance-related actions and consolidation of San Francisco operations. This expense is presented within restructuring expenses on the consolidated statement of operations and comprehensive loss. No impairment losses were recognized in 2019 or 2018.
(m)Income Taxes

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(5) Summary of Significant Accounting Policies (Continued)
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
(n)Deferred Rent
Rental payments under operating leases are expensed on a straight-line basis after consideration of rent holidays, tenant allowances, step rent provisions and escalation clauses. Differences between rental expense (recognized from the date of possession) and actual rental payments are recorded as deferred rent. Deferred rent was $8,737 and $6,734 at December 31, 2020 and 2019, respectively. Deferred rent is presented in other liabilities.
(o)Intangibles
The Company's intangible assets consist of patents and domain names stated at cost. The stated value of the domain names was $567 as of December 31, 2020 and 2019, respectively. Casper is charged for regular maintenance and upkeep of the domain names which are expensed as incurred. The Company has the option of renewing its rights to its domain names on an annual basis. The Company holds multiple patents which are valued at $306 and $370 for December 31, 2020 and 2019, respectively. For intangible assets whose lives are determined to be indefinite, Casper qualitatively evaluates these for impairment, and no matters have come to the Company's attention that would indicate a significant decrease in the market price of these indefinite-lived intangible assets. Intangibles are presented in other assets in the consolidated balance sheet.
(p)Other Current Liabilities
Other current liabilities consist of the following:

	December 31, 2020	December 31, 2019
Short term debt	$—	$15,868
Product return reserve	7,112	10,610
Value Added Tax	1,501	4,042
Other	885	3,902
Total Other Current Liabilities	9,498	34,422

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(5) Summary of Significant Accounting Policies (Continued)
(q)Other Liabilities
Other liabilities consist of the following:

	December 31, 2020	December 31, 2019
Tenant allowance	$13,006	$12,881
Deferred rent	8,737	6,734
Contract Liability	2,125	—
Deferred tax	39	38
Warrants on debt	—	666
Total Other Liabilities	$23,907	$20,319

See Note 7 for additional discussion on Debt.
(r)Basic and Diluted Loss per Common Share
The Company accounts for net income (loss) per common share using the treasury stock method. Basic net income (loss) per common share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding at the end of the period. Diluted net income (loss) per common share reflects the weighted-average number of common shares outstanding during the period used in the basic net income (loss) computation plus dilutive common stock equivalents. The computation of diluted net income (loss) per common share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on net income (loss) per common share.

Prior to the IPO, the Company used the two-class method to compute net loss per common share because the Company previously issued securities, other than common stock, that contractually entitled the holders to participate in dividends and earnings of the Company. These participating securities included shares of each series of the Company’s convertible preferred stock, which had non-forfeitable rights to participate in any dividends declared on the Company’s common stock. The two-class method required earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings.
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
(s)Foreign Currency
The functional currency of the Company's international operating subsidiaries is the local currency. The Company translates the financial statements of these subsidiaries to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates for the annual period are derived from month-end spot rates for revenue, costs and expenses. The

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(5) Summary of Significant Accounting Policies (Continued)
Company records translation gains and losses in accumulated other comprehensive loss as a component of stockholders' equity/(deficit). Foreign currency transaction gains and losses are included in net loss for the period.
(t)Convertible Preferred Stock
On February 10, 2020, upon the closing of the Company's IPO, all outstanding shares of convertible preferred stock were automatically converted into an aggregate of 20,485,054 shares of common stock.
(u)Segment Information
During the year ended December 31, 2020, the Company operated in one operating segment within the United States, Canada and Europe, providing sleep products to consumers through various sales channels. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker ("CODM"). The Company's CODM is its Chief Executive Officer. The role of the CODM is to make decisions about allocating resources and assessing performance. The Company's business operates in one operating segment as all of the Company's sales channels are complimentary and are analyzed in an identical way, with the CODM evaluating the Company's financial information, resources and performance of these resources on a consolidated basis. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.
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
The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company's investments in certain money market funds is their face value. Such instruments are classified as Level 1 and are included in cash, cash equivalents and restricted cash on the consolidated balance sheets.
At December 31, 2020, the Company's valuation of outstanding warrants was measured using a Black-Scholes option pricing model and considered Level 2 inputs. See Note 14, Warrants for further discussion of the Company's outstanding warrants and assumptions utilized.

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(6) Fair Value of Financial Instruments (Continued)
The following summarizes assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of December 31, 2020 and 2019:

	Fair Value		Cash, Cash Equivalents and Restricted cash
	as of December 31, 2020	as of December 31, 2019	as of December 31, 2020	as of December 31, 2019
Assets
Level 1:
Money market funds	18,071	45,127	18,071	45,127
Liabilities
Level 2:
Preferred stock warrant liabilities	—	(666)	—	—

As of December 31, 2020 and 2019, the Company had money market accounts of $18,071 and $45,127, respectively. The money market accounts are presented at fair market value based on quoted market prices and are classified within Level 1.
(7) Debt
Senior Secured Facility

On April 27, 2016, Casper Sleep Inc. and Casper Science LLC entered into a loan and security agreement with Pacific Western Bank (as amended, the “Senior Secured Facility” or “Prior Credit Facility”) for a $15,000 revolving credit line. The line was ultimately amended to a borrowing base of $25,000 and an extended the maturity date of 90 days from September 1, 2020. As of December 31, 2020, the line was refinanced by entering into the Revolving Credit Facility, as defined and described herein.

Revolving Credit Facility
On November 10, 2020, Company refinanced its secured revolving facility with Pacific Western Bank by entering into a credit agreement (the “Credit Agreement”) by and among the Company, Casper Science LLC and Casper Sleep Retail LLC (collectively, the “Loan Parties”), and Wells Fargo Bank, National Association (“Wells Fargo”) providing for a senior secured asset-based revolving credit facility of up to $30,000 (the "Loan Cap"), with an uncommitted accordion of an additional $15,000 (the “Revolving Credit Facility”). The Credit Agreement provides that up to $10,000 of the Revolving Credit Facility is available for issuances of letters of credit, and up to $5,000 is available for swingline loans.

The Company has the option to increase the total commitment under the Revolving Credit Facility from $30,000 to $45,000, subject to certain conditions, including obtaining commitments from one or more lenders. The Company intends to use the proceeds of the Revolving Credit Facility (a) to finance the acquisition of working capital assets of the Company, including the purchase of inventory and equipment, in each case in the ordinary course of business, (b) to finance capital expenditures of the Company, (c) for general corporate purposes of the Loan Parties, (d) to pay fees and expenses in connection with the transactions contemplated by the Credit Agreement, (e) the repayment in full of amounts outstanding under the Prior Credit Facility and (e) for other lawful corporate purposes. The Prior Credit Facility was terminated upon repayment in full of the amounts outstanding thereunder.

The Revolving Credit Facility matures on the earlier of November 10, 2023 and 91 days prior to the earliest maturity date of any borrowing under the Amended Subordinated Facility (as defined below).

Borrowings under the Revolving Credit Facility will be subject to an applicable margin of (i) when average daily availability is greater than or equal to 50% of the Loan Cap, 2.50% for LIBOR loans or 1.50% for base rate loans, as well as a letter of credit fee of 2.50%, and (ii) when Average Daily Availability is less than 50% of the Loan Cap, 2.75% for LIBOR

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(7) Debt (Continued)
loans or 1.75% for base rate loans, as well as a letter of credit fee of 2.75%, in each case subject to adjustments on the first day of each fiscal quarter commencing on January 1, 2021.

The Revolving Credit Facility is secured by substantially all assets of the Loan Parties, including intellectual property, subject to customary exceptions.

The Revolving Credit Facility contains customary covenants that limit, absent lender approval, the ability of the Company to, among other things, pay cash dividends, incur debt, create liens and encumbrances, redeem or repurchase stock, enter into certain transactions, repay certain indebtedness, make investments or dispose of assets. The financial covenant requires that the Loan Cap minus the total outstanding be no less than the greater of (i) 10.0% of the Loan Cap and (ii) $3,000.

The Credit Agreement contains customary events of default including, among other things, failure to pay obligations when due, initiation of bankruptcy or insolvency proceedings, defaults on certain other indebtedness, change of control, incurrence of certain material judgments that are not stayed, satisfied, bonded or discharged within 45 days, certain events related to the Employee Retirement Income Security Act of 1974, invalidity of the credit documents, and violation of affirmative and negative covenants or breach of representations and warranties set forth in the Credit Agreement. Upon an event of default, the lenders may, subject to various customary cure rights and grace periods, require the immediate payment of all amounts outstanding and foreclose on collateral. Casper was in compliance with all terms and covenants in the Revolving Credit Facility as of December 31, 2020.
The Company drew down $16,000 of the Revolving Credit Facility on November 10, 2020. The outstanding balance of the Revolving Line was $16,000 as of December 31, 2020 at an interest rate of 2.75%. During the year December 31, 2020, interest expense incurred on the Revolving Line and the Prior Credit Facility that it replaced was $711, of which $71 is unpaid and included in accrued expenses on the consolidated balance sheets.
Amended Subordinated Facility

In connection with the secured growth capital loan facility agreement (the "Subordinated Facility") with TriplePoint Venture Growth BDC Corp., as lender and collateral agent, and TriplePoint Capital LLC, as lender (or, together with TriplePoint Venture Growth BDC Corp., "TriplePoint"), on March 1, 2019, we entered into two warrant agreements with TriplePoint Venture Growth BDC Corp. and TriplePoint Capital LLC for 19,201 shares of Series D preferred stock and 12,801 shares of Series D preferred stock, respectively, at an exercise price per share of $31.24715. TriplePoint’s right under the warrant agreements to purchase the Series D preferred stock will be available for seven years from March 1, 2019, subject to certain exercise conditions. In the event these warrant agreements are exercised, TriplePoint will have the right to purchase under the warrant agreements the common stock into which each share of the Series D preferred stock is convertible at the time of such exercise.
Borrowings under the Subordinated Facility accrued interest at the prime rate (which, as defined in the Subordinated Facility, shall be as published in the Wall Street Journal with a floor of 5.25%) plus an applicable margin set forth in the table of terms. The table of terms sets forth 18 options that range on term, amortization, interest rate and other features that can range from an annual interest rate of the prime rate plus 0.0% margin for a three month interest only term and up to a prime plus 7.25% margin for a 48 month interest only term. End of term payments ranged from 0.25% of each advance for a three-month term up to 8.25% for each advance with a 48 month repayment option. The Subordinated Facility also had a 1.25% one-time facility fee for the committed amount, which is initially $50,000. There was a 1.5% prepayment penalty in the event that the loan is prepaid within the first 18 months with no prepayment penalty thereafter.

The Subordinated Facility contained certain affirmative and negative covenants, including, among others, restrictions on liens, indebtedness, mergers or acquisitions, investments, dividends or distributions, fundamental changes and affiliate transactions. On November 10, 2020, the Company, Casper Science LLC and Casper Sleep Retail LLC entered into an amendment to the agreement governing the Subordinated Facility with TriplePoint Venture Growth BDC Corp., as lender and collateral agent, and TriplePoint Capital LLC, as lender (the “Amended Subordinated Facility”), to, among other things, permit the incurrence of the Revolving Credit Facility.

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(7) Debt (Continued)
On August 9, 2019, Casper drew down a $25,000 forty-eight month interest only loan with an interest rate of prime plus 7.25%. The end of term payment is 7.50% of the drawn down amount. As of December 31, 2020, the loan was $25,000. During the year ended December 31, 2020, interest expense incurred on the loan was $3,799.

On November 1, 2019, Casper drew down a $25,000 thirty-six month interest only loan with an interest rate of prime plus 6.0%. The end of term payment is 6.25% of the drawn down amount. As of December 31, 2020, the outstanding balance under the loan was $25,000 and interest expense incurred on the loan was $3,573.

As of December 31, 2020, the Company was in compliance with all covenants under the Amended Subordinated Facility.
See Note 14 for additional information on warrants issued in conjunction with the Subordinated Facility.
(8) Stock Based Compensation
2014 Equity Incentive Plan
The Company's 2014 Equity Incentive Plan (the "2014 Plan"), as amended on July 31, 2014, allowed for the issuance of up to 2,194,449 shares of common stock. Awards granted under the 2014 Plan may be incentive stock options ("ISOs"), nonqualified stock options ("NSOs"), restricted stock or RSUs. The 2014 Plan was administered by the Board of Directors, which determines the terms of the awards granted, the exercise price, the number of shares subject to the award and the award vesting period. No ISO or NSO is exercisable after 10 years from the date of grant, and option awards typically vest over a four year period.
2015 Equity Incentive Plan
The Company's 2015 Equity Incentive Plan (the "2015 Plan"), allows for the issuance of up to 1,535,984 shares of common stock. Awards granted under the 2015 Plan may be ISOs, NSOs, restricted stock or RSUs. The 2015 Plan is administered by the Board of Directors, which determines the terms of the awards granted, the exercise price, the number of shares subject to awards and the award vesting period. No ISO or NSO is exercisable after 10 years from the date of grant, and option awards typically vest over a four year period.
The 2014 Plan was terminated in connection with the adoption of the 2015 Plan in November 2015, and the Company will not grant any additional awards under the 2014 Plan. However, the 2014 Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder.

2020 Equity Incentive Plan

In connection with our initial public offering, the Company adopted the 2020 Equity Incentive Plan (the "2020 Plan"), which allows for a maximum aggregate number of shares of common stock issued of 3,132,291, plus (i) an annual increase on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2029, equal to the lesser of (a) five percent (5%) of the number of outstanding shares of all classes of the Company’s common stock on the last day of the immediately preceding fiscal year and (b) such smaller number of Shares as determined by the Board, and (ii) a number of shares equal to the number of shares subject to stock options or similar awards granted under the Prior Plans that, after the Effective Date, expire or otherwise terminate without having been exercised in full; provided that, no more than 4,698,436 Shares may be issued upon the exercise of ISOs.

Awards granted under the 2020 Plan may be ISOs, NSOs, restricted stock or RSUs. The 2020 Plan is administered by the Board of Directors, which determines the terms of the awards granted, the exercise price, the number of shares subject to awards and the award vesting period. No ISO or NSO is exercisable after 10 years from the date of grant, and option awards typically vest over a four year period.

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(8) Stock Based Compensation (Continued)
The 2015 Plan was terminated in connection with the adoption of the 2020 Plan in February 2020, and the Company will not grant any additional awards under the 2015 Plan. However, the 2015 Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder.
Determination of Fair Value
The Company estimated the fair value of each employee option award on the date of grant using the Black-Scholes option pricing model. The Company's assumptions about stock price volatility were based on the average of the historical volatility for a sample of comparable companies with a look back period equal to the expected term of the option granted. Due to the limitations on the sale of the Company's common stock, there has not been a significant number of options exercised to date. Therefore, the Company estimated the expected term based upon the simplified method, which is the midpoint between the vesting date and the end of the contractual term for each option. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of each option. The Company's Board of Directors used independent valuations and other available information when estimating the value of the stock underlying the granted options prior to our IPO. The weighted-average estimated fair value of options granted during the years ended December 31, 2020, 2019 and 2018 was $7.63, $8.94 and $7.60 per share option respectively.
The fair values of stock options granted for the years ended December 31, 2020, 2019 and 2018 were estimated using the Black-Scholes option-pricing model with the following assumptions:

Fair Value Assumptions	2020	2019	2018
Expected volatility	49.5%	43.7% - 49.2%	55%
Expected dividend yield	0%	0%	0%
Expected life (term in years)	5.50 - 7.00	5.00 - 7.00	4.44 - 6.25
Risk-free interest rate	1.2%	1.5% - 2.5%	2.3% - 3.0%
Discount for post-vesting restrictions	N/A	N/A	N/A

Option activity is as follows:

Stock Option Activity	Shares Subject to Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	5,875,119	13.26	7.90	21,272
Granted	324,505	7.63
Exercised	(858,417)	0.99		6,325
Forfeited	(720,213)	16.16
Expired	(861,286)	13.56
Outstanding at December 31, 2020	3,759,708	15.00	7.63	1,106
Vested and expected to vest, December 31, 2020	3,759,708	15.00	7.63	1,106
Exercisable, December 31, 2020	1,928,722	13.91	6.86	1,106

The total intrinsic value of the options exercised during the years ended December 31, 2020, 2019 and 2018 was $6,325, $3,236 and $1,901, respectively. The intrinsic value is the difference between the current market value of the stock and the exercise price of the stock options.

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(8) Stock Based Compensation (Continued)
The total fair value of shares vested during the years ended December 31, 2020, 2019 and 2018 was $9,365, $8,681 and $2,042, respectively. Total stock-based compensation was $13,314, $7,933 and $5,716 for the years ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020, the total unrecognized stock-based compensation expense related to stock options was $23,094. The Company expects to recognize this expense over the remaining weighted- average period of approximately 2.31 years.

Restricted Stock Units and Performance Stock Units

In February 2020 and in connection with the IPO, the Company's Board of Directors adopted the Company's 2020 Equity Incentive Plan, which became effective upon the filing of the associated Form S-8 on February 11, 2020.

During the year ended December 31, 2020, the Company granted 2,492,333 RSUs, and 259,616 performance stock units (“PSUs”), of which 508,610 units were forfeited. The fair value of the units granted was equal to the average stock price on the grant date.

Total stock-based compensation expense related to RSUs and PSUs of $5,391 and $773, respectively, was recognized for the year ended December 31, 2020, and is included within general and administrative expense. Total stock-based compensation expense, related to RSUs and PSUs of $0 was recognized for years ended December 31, 2019 and 2018. The Company expects to recognize the expense over the remaining vesting period of four years for new hire grants, and three years for all other employee and director grants. The PSUs earned will vest within one year from the grant date based on the Company's performance.

The following table summarizes the activity related to the Company's RSUs and PSUs:

Restricted Stock Units and Performance Stock Units	Outstanding shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2020	0	$—
Granted	2,751,949	$8.26
Vested	(7,104)	$8.77
Forfeited or canceled	(508,610)	$8.70
Outstanding as of December 31, 2020	2,236,235	$8.16

(9) Significant Risks and Uncertainties Including Business and Credit Concentrations
Risks and Uncertainties

In December 2019, the COVID-19 disease caused by the novel coronavirus was reported in the media, and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On March 11, 2020, the WHO characterized COVID-19 as a pandemic. The broader implications of the COVID-19 pandemic on the Company’s results of operations and overall financial performance remain uncertain. The Company has experienced and may continue to experience constrained supply or slowed customer demand that could materially adversely impact the Company’s business, results of operations and overall financial performance in future periods. As there remains a high degree of uncertainty around the impacts of the COVID-19 pandemic, the Company addresses and evaluates the impacts frequently. As the situation surrounding the COVID-19 pandemic remains fluid, we have been and may be required in the future to close or limit service offerings in certain of our retail stores in response to guidance from applicable government and public health officials, which we expect will adversely affect our revenue.

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(9) Significant Risks and Uncertainties Including Business and Credit Concentrations (Continued)
At this stage of the Company's development, the ability to generate positive operating cash flows is a risk. The Company has incurred a net loss from operations and net operating cash outflows for the years 2020, 2019 and 2018 and since inception and has an accumulated deficit. As a result, the Company continues to rely upon investors who contributed cash to cover the Company's current operating expenses and obligations and has the ability to draw down on the line of credit. The Company's success will depend in part on its ability to continue to attract new customers, retain existing customers, and curate and market its products. There can be no assurance that the Company will be able to achieve any or all of these success factors. The Company estimates that it will have adequate liquidity to fund operations through February 27, 2022. In the future, if the Company is unable to attain positive cash flow from operations it will need to raise adequate financing or issue additional debt to maintain its current level of operations and growth.
Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash, cash equivalents and restricted cash and accounts receivable, net. The Company places its cash investments with high-credit quality financial institutions. A significant portion of the Company's accounts receivable, net is with its credit card processors and retail partnerships. The Company believes no significant credit risk exists with respect to these financial instruments.
Concentrations
As of December 31, 2020, two customers comprised 73% of the Company's accounts receivable, net balance. For the year ended December 31, 2019 one customer comprised 49% of the Company's accounts receivable, net balance. For the year ended December 31, 2018 two customers made up 20% and 13% of the Company's accounts receivable, net balance.
Revenue within North America and Europe was approximately $485,028 and 11,972, respectively, for the year ended December 31, 2020. Revenue within North America and Europe was approximately $413,022, and $26,236, respectively, for the year ended December 31, 2019. Revenue within North America and Europe was approximately $326,842 and $31,049, respectively, for the year ended December 31, 2018.
One customer accounted for 15% of the Company's revenue in the year ended December 31, 2020. One customer accounted for 11% of the Company's revenue in the year ended December 31, 2019. No customer accounted for more than 10% of the Company's revenue in the year ended December 31, 2018.
(10) Leases
Rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rental expense for operating leases for the years ended December 31, 2020, 2019 and 2018, was $21,806, $17,700 and $10,142, respectively.
As of December 31, 2020, future minimum lease payments under non-cancelable operating leases consisted of the following:

2021	20,940
2022	21,459
2023	21,367
2024	17,638
2025	14,259
Thereafter	71,642
Total minimum lease payments	$167,305
The Company maintains leases for its office spaces and retail locations in each location as described in Note 1.
(11) Income Taxes
The domestic and international components of the Company's loss from operations before income taxes are as follows:

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(11) Income Taxes (Continued)

	December 31, 2020	December 31, 2019	December 31, 2018
Domestic	$(82,891)	$(81,754)	$(75,034)
Foreign	(6,612)	(11,199)	(17,019)
Total	$(89,503)	$(92,953)	$(92,053)
The Company's provision for (benefit from) income taxes is comprised of the following:

	December 31, 2020	December 31, 2019	December 31, 2018
Federal
Current	$—	—	$—
Deferred	—	2	2
Foreign
Current	—	—	—
Deferred	—	—	—
State and local
Current	52	81	35
Deferred	—	4	2
Total	$52	$87	$39
Effective Tax Rate
A reconciliation of the significant differences between the U.S. statutory tax rate and the effective income tax rate on pretax income from continuing operations is as follows:

	December 31, 2020	December 31, 2019	December 31, 2018
Total Pre-Tax Loss	$(89,503)	$(92,953)	$(92,053)
US statutory rate	$(18,796)	$(19,534)	$(19,327)
State taxes	(5,602)	(3,682)	(3,297)
Foreign rate differential	(370)	(498)	(736)
Permanent items	598	942	649
Change in valuation allowance	34,334	24,517	24,125
Effect of U.S. tax law changes	—	—	16
Branch loss / benefit	602	(870)	(907)
Worthless stock deduction	(10,775)	—	—
Stock Based Compensation	(1,162)	(163)	—
Executive Compensation	1,061	—	—
Other	162	(625)	(484)
Total	$52	$87	$39

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law in the United States. The CARES Act provides relief to U.S. Corporations through financial assistance programs and modifications to certain income tax provisions including temporary five-year net operating loss carryback provisions and a modification of

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(11) Income Taxes (Continued)
interest deduction limitations. The Company has considered the impact of the provisions in the CARES Act and determined that there is no material impact to the Company's accounting for income taxes.
Significant components of the Company's net deferred taxes are as follows:

Deferred tax assets	December 31, 2020	December 31, 2019	December 31, 2018
Losses and tax credit carryforwards	$103,204	$71,724	$51,501
Share-based compensation	3,989	2,428	1,084
Returns reserve	2,740	2,776	1,968
Deferred rent	2,262	1,721	261
Accrued expenses	3,518	3,607	3,438
Fixed and intangible assets	1,126	909	502
Inventory, net	711	635	494
163(j) interest limitation	2,556	586	—
Other	466	278	778
Total deferred tax assets	120,572	84,664	60,026
Valuation allowances	(119,697)	(84,149)	(59,726)
Total deferred tax assets, net of valuation allowance	875	515	300
Deferred tax liabilities:
Construction allowance	765	333	—
Prepaid expenses	2	85	166
Indefinite lived intangible	85	135	166
Inventory, net	62	—	—
Total deferred tax liabilities	914	553	332
Net deferred tax (liabilities)	$(39)	$(38)	$(32)
At December 31, 2020, for U.S. federal income tax purposes, the Company had net operating loss carryforwards of approximately $336,010. Post 2017 net operating loss carryforwards of $243,759 do not expire. Net operating losses of $92,250 incurred prior to 2018 expire in 2035 through 2037. For New York and California income tax purposes, the Company had net operating loss carryforwards of approximately $34,180 and $51,915 respectively, which both expire in 2035 through 2038. For other state income tax purposes, the Company had net operating loss carryforwards of approximately $159,000, which expire beginning 2023 through 2038. The Company had approximately $65,781 of foreign net operating loss carryforwards, which do not expire. Utilization of the Company's net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state and foreign provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.
In the fourth quarter of 2020, as part of the wind down of the Company's European operations, the Company recognized a worthless stock and bad debt deduction of $41,197 and $10,111, respectively. These amounts are included in the deferred tax asset associated with gross losses and tax credit carryforwards at December 31, 2020 and which are fully offset by a valuation allowance.
The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some or all of its deferred tax assets will not be realized. The Company evaluates and weighs all available positive and negative evidence such as historic results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions going forward. The Company may release all or a portion of its valuation allowance if there is sufficient positive evidence that outweighs the negative evidence. Given the

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(11) Income Taxes (Continued)
Company's history of losses, the Company does not believe it is more likely than not that it will be able to realize its deferred tax assets and as a result, has recorded a full valuation allowance.
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
The Company has operations and taxable presence in the U.S., Canada and Europe. Tax positions for the Company are subject to income tax audits by multiple tax jurisdictions. The Company currently considers the U.S. Federal, State and local to be major tax jurisdictions. The Company's U.S. federal and state tax returns since 2014, which was the Company's first year of operation, remain open to examination.

Future Changes in Unrecognized Tax Benefits

The total amount of unrecognized tax benefits relating to the Company's tax positions is subject to change based on future events including, but not limited to, settlements of ongoing tax audits and assessments and the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, the Company does not anticipate that the balance of gross unrecognized tax benefits, excluding interest and penalties, will change significantly during the next year. However, changes in the occurrence, expected outcomes, and timing of such events could cause the Company's current estimate to change materially in the future.
(12) Accrued Expense
Accrued expenses consist of the following:

	December 31, 2020	December 31, 2019
Tax fees	$13,723	$14,033
General trade	10,592	30,568
Marketing	17,479	19,444
Other	12,947	9,085
Total Accrued Expenses	$54,741	$73,130

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(13) Convertible Preferred Stock, Common Stock, and Stockholders' Equity/(Deficit)
(a)Common Stock
On February 10, 2020, in connection with our IPO, all Class A common stock and Class B common stock were converted into common stock with a par value of $0.000001, per share and we issued and sold 8,350,000 shares of our common stock at a price to the public of $12.00 per share resulting in net proceeds to us of approximately $88,000 after deducting the underwriting discount of approximately $6,500 and offering expenses of approximately $5,700.
As of December 31, 2020, the company had 170,000,000 shares of authorized common stock. Each holder of the Company's common stock is entitled to one vote per share on all matters to be voted upon by the stockholders. There are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Company's board of Directors out of legally available funds. If there is a liquidation, dissolution, or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock.
Holders of the Company's common stock have no preemptive or conversion rights or other subscription rights and there are no redemption or sinking funds provisions applicable to common stock. All outstanding shares of the Company's common stock will be fully paid and non-assessable. The rights, preferences and privileges of the holders of the Company's common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock which the Company may designate and issue in the future.
(b)Convertible Preferred Stock
On February 10, 2020, upon the closing of the Company's IPO, all outstanding shares of convertible preferred stock were automatically converted into an aggregate of 20,485,054 shares of common stock.

	Series seed preferred stock		Series A preferred stock		Series B preferred stock		Series C preferred stock		Series D preferred stock
Balance at December 31, 2019	3,951,636	$1,826	4,753,421	$12,983	2,378,594	$54,895	5,440,496	$169,098	2,688,765	$81,159
Conversion of redeemable convertible preferred stock to common stock	(3,951,636)	(1,826)	(4,753,421)	(12,983)	(2,378,594)	(54,895)	(5,440,496)	(169,098)	(2,688,765)	(81,159)
Balance at December 31, 2020	—	$—	—	$—	—	$—	—	$—	—	$—

(14) Warrants
In connection with the Subordinated Facility, as described in Note 7, on March 1, 2019, Casper entered into two warrant agreements with TriplePoint Venture Growth BDC Corp. and TriplePoint Capital LLC for 19,201 shares of Series D preferred stock and 12,801 shares of Series D preferred stock, respectively, at an exercise price per share of $31.24715, (the “TPC Warrants”). TriplePoint’s right under the warrant agreements to purchase the Series D preferred stock will be available for seven years from March 1, 2019, subject to certain exercise conditions. In the event these warrant agreements are exercised, TriplePoint will have the right to purchase under the warrant agreements the common stock into which each share of the Series D preferred stock is convertible at the time of such exercise. As of December 31, 2020, TriplePoint's right under these warrant agreements to purchase 32,002 shares of common stock were still outstanding and will be available for seven years from March 1, 2019, subject to certain exercise conditions.

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
(15) Recently Issued Accounting Pronouncements
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
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
Measurement of Credit Losses
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which was further updated and clarified by the FASB through issuance of additional related ASUs. This guidance replaces the existing incurred loss impairment guidance and establishes a single allowance framework for financial assets carried at amortized cost based on expected credit losses. The estimate of expected credit losses requires the incorporation of historical information, current conditions, and reasonable and supportable forecasts. The standard is effective for our interim and annual financial periods beginning January 1, 2023. This standard is to be applied utilizing a

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(15) Recently Issued Accounting Pronouncements (Continued)
modified retrospective approach. We are currently evaluating the impact of this standard on our accounts receivable, cash, cash equivalents and restricted cash, and any other financial assets measured at amortized cost and do not expect that adoption will have a material impact on our consolidated financial statements or related disclosures.
Lease Guidance
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), which supersedes the existing lease guidance under current U.S. GAAP. ASU 2016-02 is based on the principle that entities should recognize assets and liabilities arising from leases. The new standard does not significantly change the lessees' recognition, measurement and presentation of expenses and cash flows from the previous accounting standard and leases continue to be classified as finance or operating. ASU 2016-02's primary change is the requirement for entities to recognize a lease liability for payments and a right-of-use ("ROU") asset representing the right to use the leased asset during the term of an operating lease arrangement. Lessees are permitted to make an accounting policy election not to recognize the asset and liability for leases with a term of 12 months or less. In addition, ASU 2016-02 expands the disclosure requirements of lease arrangements. Upon adoption, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, "Targeted Improvements", which allows for a new, optional transition method that provides the option to use the effective date as the date of initial application on transition. Under this option, the comparative periods would continue to apply the legacy guidance in Accounting Standard Codification ("ASC") 840, including the disclosure requirements, and a cumulative effect adjustment would be recognized in the period of adoption rather than the earliest period presented. Under this transition option, comparative reporting would not be required, and the provisions of the standard would be applied prospectively to leases in effect at the date of adoption. The Company is currently working to complete the design of new processes and internal controls, which include the implementation of a software solution and finalizing the evaluation of Casper's population of leased assets to assess the effect of the new guidance on the financial statements. On April 8, 2020 the FASB extended the implementation deadline of ASC 842 for companies following the private company adoption calendar. As such, the Company plans to adopt the new guidance effective January 1, 2022, but has not determined which transition method will be utilized. The new standard provides a number of optional practical expedients in transition. The Company expects to elect the "package of practical expedients" which permits us not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements (the latter is not applicable to us). Casper expects the adoption of the new standard to have a material effect on the Consolidated Financial Statements upon adoption. While the Company continues to assess all of the effects of the adoption, it currently believes the most significant effects relate to the recognition of new ROU assets and lease liabilities on the Consolidated Balance Sheets for operating leases, as well as providing significant new disclosures about leasing activities.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share amounts)
(16) Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	December 31, 2020	December 31, 2019	December 31, 2018
Numerator
Historical net loss	$(89,555)	$(93,040)	$(92,092)
Numerator for basic and diluted loss per share	$(89,555)	$(93,040)	$(92,092)
Denominator
Historical denominator for basic and diluted net loss per share—weighted average shares	37,076,455	10,501,230	10,336,000
Denominator for basic and diluted net loss per share	37,076,455	10,501,230	10,336,000
Basic and diluted loss per share	(2.42)	(8.86)	(8.91)
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

The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the year ended December 31, 2020, 2019 and 2018.

	December 31, 2020	December 31, 2019	December 31, 2018
Warrants to purchase common stock	32,002	214,444	182,442
Stock options and RSUs	5,995,943	5,827,696	4,534,819

(17) Subsequent Events
The Company has assessed subsequent events through the date of this report and has concluded the following required disclosure in the consolidated financial statements.
As of December 31, 2020, we had $2.9 million in letters of credit issued pursuant to the Prior Credit Facility outstanding as of December 31, 2020, that have been transferred to the Revolving Credit Facility as of the date of this Annual Report on Form 10-K. As of the date of this Annual Report on Form 10-K, $2.1 million in letters of credit remained outstanding under the Prior Credit Facility.