Form 10-Q
period 2021-03-31
Casper Sleep Inc.
filed 2021-05-13
CIK 1598674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________
Commission File Number: 001-39214

Casper Sleep Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	46-3987647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Three World Trade Center 175 Greenwich Street Floor 39 New York, NY	10007
(Address of principal executive offices)	(Zip Code)

(347) 941-1871
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

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
Yes  ☐  No  ☒
The number of shares of registrant's common stock outstanding as of May 13, 2021 was 41,440,344.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements about our future results of operations and financial position; anticipated trends in our operating expenses; the anticipated impact of the COVID-19 pandemic on our business; our business strategy, and plans and objectives of management for future operations, including, among others, statements regarding our ongoing actions in response to the COVID-19 pandemic, expected growth and market position, future capital expenditures and debt service obligations. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the following: the COVID-19 pandemic could adversely impact our business, financial condition and results of operations; our ability to compete successfully in the highly competitive industries in which we operate; our ability to maintain and enhance our brand; the success of our retail store expansion plans; our ability to successfully implement our growth strategies related to launching new products; the effectiveness and efficiency of our marketing programs; our ability to manage our current operations and to manage future growth effectively; our past results may not be indicative of our future operating performance; our ability to attract new customers or retain existing customers; the growth of the market for sleep as a retail category and our ability to become a leader or maintain our leadership in the category; the impact of social media and influencers on our reputation; our ability to protect and maintain our intellectual property; our exclusive reliance on third-party contract manufacturers and distributors whose efforts we are unable to fully control; our ability to effectively implement strategic initiatives; our ability to transfer our supply chain and other business processes to a global scale; risks relating to our international operations and expansion; we are dependent on our retail partners; general economic and business conditions; we could be subject to system failures or interruptions and security breaches; risks relating to changing legal and regulatory requirements, and any failure to comply with applicable laws and regulations; we may be subject to product liability claims and other litigation; we may experience fluctuations in our quarterly operating results; we have and expect to continue to incur significant losses; risks relating to our indebtedness; our need for additional funding, which may not be available; risks relating to taxes; future sales by us our stockholders may cause the market price of our stock to decline; risks and additional costs relating to our status as a new public company; and the other important factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Casper Sleep Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	As of
Assets	March 31, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$61,626	$88,922
Restricted Cash	—	3,162
Accounts receivable, net	24,536	27,663
Prepaid expenses and other current assets	12,840	11,026
Inventory, net	46,840	35,531
Total current assets	145,842	166,304
Property and equipment, net	66,193	66,529
Other assets	1,363	1,368
Total assets	$213,398	$234,201

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$48,130	$47,612
Accrued expenses	56,238	54,741
Deferred revenue	4,109	7,430
Other current liabilities	10,001	9,498
Total current liabilities	118,478	119,281
Long-term Debt	62,966	65,546
Other liabilities	23,833	23,907
Total liabilities	205,277	208,734
Stockholders’ equity:
Common stock, $0.000001 par value - 170,000 and 170,000 shares authorized; 41,425 and 40,539 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	444,063	440,248
Accumulated other comprehensive income	53	34
Accumulated deficit	(435,995)	(414,815)
Total stockholders’ equity	8,121	25,467
Total liabilities and stockholders’ equity	$213,398	$234,201

See accompanying notes to consolidated financial statements (unaudited).

Casper Sleep Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$127,678	$113,044
Cost of goods sold	60,995	60,080
Gross profit	66,683	52,964
Operating expenses
Sales and marketing expenses	40,530	37,474
General and administrative expense	44,504	46,987
Restructuring expenses	401	1,311
Total operating expenses	85,435	85,772
Loss from operations	(18,752)	(32,808)
Other (income) expense
Net interest expense	2,516	2,156
Other (income) expense, net	(107)	(514)
Total other expenses, net	2,409	1,642
Loss before income taxes	(21,161)	(34,450)
Income tax expense	19	16
Net loss	(21,180)	(34,466)
Other comprehensive income (loss)
Currency translation adjustment	19	447
Total comprehensive loss	$(21,161)	$(34,019)

Net loss per share attributable to common stockholders, basic and diluted	$(0.52)	$(1.23)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	40,808,328	27,909,141

See accompanying notes to consolidated financial statements (unaudited).

Casper Sleep Inc. and Subsidiaries
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity/(Deficit)
(In thousands, except share and per share amounts)
(Unaudited)

	Convertible Preferred Stock		Casper Sleep Inc, Stockholders

	Preferred Stock		Common Stock		Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	—	40,538,644	$—	—	$—	—	$—	$440,248	$34	$(414,815)	$25,467
Exercise of employee stock options	—	—	130,925	—	—	—	—	—	29	—	—	29
Stock based compensation expense	—	—	—	—	—	—	—	—	3,786	—	—	3,786
Issuance of Common Stock pursuant to the 2020 Equity Plan	—	—	755,623	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	19	—	19
Net loss	—	—	—	—	—	—	—	—	—	—	(21,180)	(21,180)
Balance at March 31, 2021	—	—	41,425,192	$—	—	$—	—	$—	$444,063	$53	$(435,995)	$8,121

	Convertible Preferred Stock		Casper Sleep Inc, Stockholders

	Preferred Stock		Common Stock		Class A common stock		Class B common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity / (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	19,212,912	$319,961	—	$—	9,190,858	$—	1,466,078	$—	$18,097	$69	$(325,260)	$(307,094)
Initial public offering, net of issuance costs of $11.8 million	—	—	8,350,000	—	—	—	—	—	88,206	—	—	88,206
Conversion of redeemable convertible preferred stock to common stock	(19,212,912)	(319,961)	20,485,054	—	—	—	—	—	319,961	—	—	319,961
Common stock conversion	—	—	10,656,936	—	(9,190,858)	—	(1,466,078)	—	—	—	—	—
Exercise of employee stock options	—	—	4,332	—	—	—	—	—	47	—	—	47
Exercise of stock warrants	—	—	181,133	—	—	—	—	—	3	—	—	3
Stock based compensation expense	—	—	—	—	—	—	—	—	2,661	—	—	2,661
Other comprehensive income	—	—	—	—	—	—	—	—	—	447	—	447
Net loss	—	—	—	—	—	—	—	—	—	—	(34,466)	(34,466)
Balance at March 31, 2020	—	$—	39,677,455	$—	—	$—	—	$—	$428,975	$516	$(359,726)	$69,765
See accompanying notes to consolidated financial statements (unaudited).

Casper Sleep Inc. and Subsidiaries
Consolidated Statement of Cash Flows
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows used in operating activities:
Net loss	$(21,180)	$(34,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization [1]	3,823	4,129
Stock based compensation expense	3,786	2,661
Other	768	423
Changes in assets and liabilities:
Accounts receivable, net	3,127	10,637
Prepaid expenses and other current assets	(1,815)	110
Inventory, net	(11,914)	486
Other assets	(1)	95
Accounts payable	913	7,113
Accrued expenses	1,497	(17,771)
Deferred revenue	(3,322)	(5,842)
Other liabilities	692	(643)
Net cash used in operating activities	(23,626)	(33,068)
Cash flows used in investing activities:
Purchases of property and equipment [2]	(3,881)	(7,090)
Net cash used in investing activities	(3,881)	(7,090)
Cash flows (used in) provided by financing activities:
Exercise of stock options and warrants	29	50
Proceeds from equity issuance	—	88,206
Repayment on borrowings	(3,000)	—
Net cash (used in) provided by financing activities	(2,971)	88,256
Effect of exchange rate changes	20	447
Net change in cash, cash equivalents, and restricted cash	(30,458)	48,545
Cash, cash equivalents, and restricted cash at beginning of period	92,084	67,578
Cash, cash equivalents, and restricted cash at end of the period	$61,626	$116,123

Supplemental disclosure of cash paid for:
Interest paid	$(1,554)	$(1,180)

Supplemental schedule of noncash financing activity:
Series Seed preferred units converted to common stock	$—	$1,826
Series A preferred units converted to common stock	$—	$12,983
Series B preferred units converted to common stock	$—	$54,895
Series C preferred units converted to common stock	$—	$169,098
Series D preferred units converted to common stock	$—	$81,159
Reclass of deferred financing costs to additional paid in capital	$—	$5,481
Deferred financing costs included in accounts payable and accrued expenses	$—	$1,957

1 Depreciation and amortization for the three months ended March 31, 2021 and 2020 consists of $3,823 and $3,148 recorded in general and administrative expenses and $— and $981 recorded in restructuring expenses, respectively, on the Consolidated Statements of Operations and Comprehensive Loss.
2 Purchases of property and equipment is net of fixed assets purchases that are included in accounts payable amounting to $391 and $938 at March 31, 2021 and 2020, respectively.

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

The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our consolidated financial statements for the year ended December 31, 2020. The information included in the accompanying unaudited financial statements reflects all adjustments, all of which are of a normal, recurring nature, that, in the opinion of management, are necessary to present fairly the Company’s results of operations, financial position and cash flows for the periods indicated. The information set forth in the accompanying unaudited financial statements may be subject to normal year-end adjustments. The Company’s business historically has been seasonal in nature, and the results of the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
(b)  Restricted Cash
Restricted cash represents cash balances held in segregated accounts used for collateralizing letters of credit with its bank. During the three months ended March 31, 2021, these letters of credits were closed and the associated restrictions on cash were relieved.
(c)  Accounts Receivable, net
At March 31, 2021 and December 31, 2020, accounts receivable, net was composed primarily of amounts due from retail partners, from financial institutions related to credit card sales and other receivables. Accounts receivable is recorded net of an allowance for uncollectible balances related to chargebacks or disputes raised by retail partners. The allowance is recognized in an amount equal to anticipated future uncollectible receivables. Management estimates the allowance for doubtful accounts based on delinquencies, trends and historical experience.

(d)  Inventory, net
Inventory primarily consist of merchandise purchased for sale, as well as costs to deliver merchandise to Casper’s logistics providers and retail stores. The Company’s inventory is stated at cost using standard costing. The Company performs an analysis to determine whether it is appropriate or not to maintain a reserve for excess and obsolete inventory. The reserve is based on historical experience related to the disposal of identified inventory, specifically through sales to retail partners, clearance sales and, ultimately, the expected recoverable value. The value of older inventory can be impacted by new product launches, which can make certain older items obsolete. A lower of cost or market assessment is performed on inventory and reserves established when the net realizable value exceeds the historic cost. Most of Casper’s inventory is just-in-time and most products have been recently introduced and in existence for less than two years. The Company performs a review of all on hand inventory to determine if any items are deemed obsolete based on specific facts and circumstances.
Storage costs, indirect administrative overhead and certain selling costs related to inventories are expensed in the period incurred.
Inventory consists of the following:

	March 31, 2021	December 31, 2020
Raw materials	$155	$386
Finished goods	38,303	31,575
Inventory in transit	8,382	3,570
Total inventory	46,840	35,531

Raw materials consist of replacement parts and components used in the creation of products. Finished goods is comprised of completed goods including mattresses, pillows, sheets, dog beds, glow lights and furniture.
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

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
Disaggregated Revenue Data
The following table disaggregates our net sales by geography and channel for the periods indicated:

	Three Months Ended March 31,
	2021	2020
North America Region	$127,678	$106,359
EU Region	—	6,685
Total	$127,678	$113,044

Direct to Consumer	$93,240	$90,304
Retail Partnerships	34,438	22,740
Total	$127,678	$113,044
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

(h)  General and Administrative expenses
General and administrative expenses consist of personnel-related costs for our retail stores, retail operations, finance, legal, human resources, and IT functions, as well as litigation expenses, credit card fees, professional services, rent and operating costs associated with our retail stores, depreciation and amortization, and other administrative expenses. Research and development expenses are included within general and administrative and consist primarily of personnel-related expenses, consulting and contractor expenses, tooling, test equipment, and prototype materials.
(i)   Restructuring expenses
Restructuring expenses consist of costs associated with implementing strategic changes in the companies' business structure including reductions in work force and exiting of certain lines of business or geographies.

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
During 2020, in response to the COVID-19 pandemic, the Company announced a number of restructuring actions focused on cost savings and renewed focus on commercial operations in North America. Restructuring expenses for the three months ended March 31, 2021 relate to costs associated with certain severance and other employee separation costs. Restructuring expenses for the three months ended March 31, 2020 relate to costs associated with restructuring our retail operations and organizational structure, including severance, contract termination costs and other exit activities. Costs associated with these actions amounted to $401 and $1,311 for the three months ended March 31, 2021 and 2020, respectively.

A summary of the charges recorded in connection with these actions during the periods presented:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	EU Closure	US	Total	EU Closure	US	Total
Severance and benefits	$—	$537	$537	$—	$10	$10
Contract termination	—		—	—	320	320
Asset impairments	—	—	—	—	981	981
Other expenses	(148)	12	(136)	—	—	—
Total	$(148)	$549	$401	$—	$1,311	$1,311
The Company's accrued liabilities for the restructuring expenses at March 31, 2021 was $1,802, which is presented in accrued expenses in the consolidated balance sheets.

Accrued restructuring balance as at December 31, 2020	$1,644
Charges accrued during the three month period ended March 31, 2021	401
Payments made during the three month period ended March 31, 2021	(243)
Accrued Restructuring balance as at March 31, 2021	$1,802
(j)   Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of prepaid media placement for media campaigns that have not yet run, prepaid rent and office related expenses, and other prepaid expenses. In addition, the Company had tenant allowance receivable of $3,705 and $5,120 as of March 31, 2021 and December 31, 2020, respectively.
(k)   Stock-Based Compensation
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

(l)  Property and Equipment
Property and equipment are stated at cost less accumulated depreciation.
Depreciation expense on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of furniture, fixtures, computers, technology hardware, and machinery and equipment range from 3 to 5 years. The Company’s purchased software is amortized over 7 years. Leasehold improvements are depreciated over the shorter of their useful life or the related lease term (without consideration of option renewal terms).

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
Property and equipment consist of the following:

	March 31, 2021	December 31, 2020
Leasehold improvements	$55,400	$53,404
Furniture and fixtures	25,883	24,294
Construction in progress	5,739	6,021
Computer Equipment	5,110	4,984
Computer software	2,407	2,405
Machinery and Equipment	910	853
Property and equipment	95,449	91,961
Less: accumulated depreciation	(29,256)	(25,432)
Property and equipment, net	$66,193	$66,529

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
During the three months ended March 31, 2020, the Company recorded an impairment charge related to restructuring actions of $981 as a result of permanently closing three outlet stores, abandoning selected product development activities resulting in impairment of related production assets, and exiting our European operations. This expense is presented within restructuring expenses on the consolidated statement of operations and comprehensive loss. See Note 5(i), Restructuring expenses for additional details.
(m)   Income Taxes
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

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
(n) Deferred Rent
Rental payments under operating leases are expensed on a straight-line basis after consideration of rent holidays, tenant allowances, step rent provisions and escalation clauses. Differences between rental expense (recognized from the date of possession) and actual rental payments are recorded as deferred rent. Deferred rent is presented in other liabilities. See Note 5(q), Other Liabilities for additional information on deferred rent.
(o)  Intangibles
The Company’s intangible assets consist of patents and domain names stated at cost. Intangibles are presented in other assets in the consolidated balance sheets.

(p)  Other Current Liabilities
Other current liabilities consist of the following:

	March 31, 2021	December 31, 2020
Product return reserve	$6,672	$7,112
Other Taxes	2,446	1,501
Other	883	885
Total Other Current Liabilities	$10,001	$9,498

(q) Other Liabilities

Other liabilities consist of the following:

	March 31, 2021	December 31, 2020
Tenant Allowance	$12,847	$13,006
Deferred Rent	8,894	8,737
Contract Liability	2,000	2,125
Other	92	39
Total Other Liabilities	$23,833	$23,907

See Note 7, Debt for additional details.

(r) Basic and Diluted Loss per Common Share
The Company accounts for net income (loss) per common share using the treasury stock method. Basic net income (loss) per common share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding at the end of the period. Diluted net income (loss) per common share reflects the weighted-average number of common shares outstanding during the period used in the basic net income (loss) computation plus dilutive common stock equivalents. The computation of diluted net income (loss) per common share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on net income (loss) per common share.
(s) Foreign Currency
The functional currency of the Company's international operating subsidiaries is the local currency. The Company translates the financial statements of these subsidiaries to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates for the annual period are derived from month-end spot

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
rates for revenue, costs and expenses. The Company records translation gains and losses in accumulated other comprehensive loss as a component of stockholders' equity. Foreign currency transaction gains and losses are included in net loss for the period.
(t) Convertible Preferred Stock
On February 10, 2020, upon the closing of the Company's IPO, all outstanding shares of convertible preferred stock were automatically converted into an aggregate of 20,485,054 shares of common stock.
(u) Segment Information
During the three months ended March 31, 2021 and 2020, the Company operated in one operating segment within the United States, Canada and Europe, providing sleep products to consumers through various sales channels. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”). The Company’s CODM is its Chief Executive Officer. The role of the CODM is to make decisions about allocating resources and assessing performance. The Company's business operates in one operating segment as all of the Company's sales channels are complementary and are analyzed in an identical way, with the CODM evaluating the Company's financial information, resources and performance of these resources on a consolidated basis. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.

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
The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value. Such instruments are classified as Level 1 and are included in cash, cash equivalents, and restricted cash on the consolidated balance sheets.

At March 31, 2021, the Company's valuation of outstanding warrants was measured using a Black-Scholes option pricing model and considered Level 2 inputs. See Note 14, Warrants for further discussion of the Company's outstanding warrants and assumptions utilized.

The following summarizes assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of March 31, 2021 and December 31, 2020:

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

	Fair Value		Cash, Cash Equivalents, and Restricted Cash
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Assets
Cash	$61,626	$74,013	$61,626	$74,013
Level 1:
Money market funds	—	18,071	—	18,071
Cash, cash equivalents and restricted cash	61,626	92,084	61,626	92,084

Liabilities
Level 2:
Preferred stock warrant liabilities	(53)	—	—	—
Total	$61,573	$92,084	$61,626	$92,084

As of March 31, 2021 and December 31, 2020, the Company had money market accounts of $— and $18,071, respectively. The money market accounts are presented at fair market value based on quoted market prices and are classified within Level 1.

(7)  Debt
Senior Secured Facility

On April 27, 2016, Casper Sleep Inc. and Casper Science LLC entered into a loan and security agreement with Pacific Western Bank (as amended, the “Senior Secured Facility” or “Prior Credit Facility”) for a $15,000 revolving credit line. The line was ultimately amended to a borrowing base of $25,000 and an extended the maturity date of 90 days from September 1, 2020. During the year ended December 31, 2020, the line was refinanced by entering into the Revolving Credit Facility, as defined and described herein.
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

The Credit Agreement contains customary events of default including, among other things, failure to pay obligations when due, initiation of bankruptcy or insolvency proceedings, defaults on certain other indebtedness, change of control, incurrence of certain material judgments that are not stayed, satisfied, bonded or discharged within 45 days, certain events related to the Employee Retirement Income Security Act of 1974, invalidity of the credit documents, and violation of affirmative and negative covenants or breach of representations and warranties set forth in the Credit Agreement. Upon an event of default, the lenders may, subject to various customary cure rights and grace periods, require the immediate payment of all amounts outstanding and foreclose on collateral. Casper was in compliance with all terms and covenants in the Revolving Credit Facility as of March 31, 2021.
The Company drew down $16,000 of the Revolving Credit Facility on November 10, 2020. The outstanding balance of the Revolving Line was $13,000 as of March 31, 2021 at an interest rate of 3.50%. During the three months ended March 31, 2021, interest expense incurred on the Revolving Line and the Prior Credit Facility that it replaced was $362.
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

On August 9, 2019, Casper drew down a $25,000 forty-eight month interest only loan with an interest rate of prime plus 7.25%. The end of term payment is 7.50% of the drawn down amount. As of March 31, 2021, the loan was $25,000. During the three months ended March 31, 2021, interest expense incurred on the loan was $937.

On November 1, 2019, Casper drew down a $25,000 thirty-six month interest only loan with an interest rate of prime plus 6.0%. The end of term payment is 6.25% of the drawn down amount. As of March 31, 2021, the outstanding balance under the loan was $25,000 and interest expense incurred on the loan was $882.

As of March 31, 2021, the Company was in compliance with all covenants under the Amended Subordinated Facility.
See Note 14, Warrants for additional information on warrants issued in conjunction with the Subordinated Facility.

(8)  Stock-Based Compensation
Stock-based compensation cost amounted to $3,786 and $2,661 for the three months ended March 31, 2021 and 2020, respectively. These amounts include stock-based compensation to employees and non-employees, and is included within general and administrative expense.

The total number of stock options, restricted stock units (“RSUs”), and performance stock units (“PSUs”) vested during the three months ended March 31, 2021 was 1,506,304 at a total fair value of $10,906.

During the three months ended March 31, 2021, the Company extended the term of certain fully vested stock options for certain employees resulting in the immediate recognition of incremental stock-based compensation expense of $171.

During the three months ended March 31, 2021, the Company granted 167,692 stock options.

During the three months ended March 31, 2021, options to purchase 130,925 shares of common stock were exercised. The intrinsic value, which is the difference between the market value of the stock and the exercise price of the stock options, of those options exercised was $1,131.
As of March 31, 2021, the total unrecognized stock-based compensation expense related to stock options was $11,759. The Company expects to recognize this expense over the remaining weighted-average period of approximately 2.16 years.

Restricted Stock Units and Performance Stock Units

In February 2020 and in connection with the IPO, the Company's Board of Directors adopted the Company's 2020 Equity Incentive Plan, which became effective upon the filing of the associated Form S-8 on February 11, 2020.

During the three months ended March 31, 2021, the Company granted 1,356,734 restricted stock units (“RSUs”), and 401,464 PSUs,, of which 241,297 units were forfeited. During the three months ended March 31, 2020, the Company granted 1,738,528 RSUs, and 259,616 performance stock units (“PSUs”), of which 3,650 units were forfeited. The fair value of the units granted was equal to the average stock price on the grant date.

Total stock-based compensation expense related to RSUs and PSUs of $2,048 and $607 was recognized for the three months ended March 31, 2021 and 2020, respectively, and is included within general and administrative expense. The Company expects to recognize the expense for RSUs over the vesting period of four years for new hire grants and annual awards issued in 2021, three years for RSUs issued in 2020, and 1 year for director grants.

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

The PSUs earned will vest within two years from the grant date based on the Company's performance. During the three months ended March 31, 2021 and 2020, the Company recognized expense related to PSUs of $302 and $—, respectively.

As of March 31, 2021 the total unrecognized stock-based compensation expense related to RSUs and PSUs was $19,860 and $2,736, respectively. As of March 31, 2021 the Company expects to recognize this expense over the remaining weighted-average period of approximately 3.03 years.

The following table summarizes the activity related to the Company's RSUs and PSUs:

Restricted Stock Units and Performance Stock Units	Outstanding shares	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
Balance as of January 1, 2021	2,236,235		$8.16
Granted	1,758,198		$8.29
Vested and converted to shares	(755,623)	$5,471	$8.70
Forfeited	(241,297)		$8.59
Balance as of March 31, 2021	2,997,513		$8.07

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
At this stage of the Company's development, the ability to generate positive operating cash flows is a risk. The Company has incurred a net loss from operations and net operating cash outflows for the three months ended March 31, 2021, the years 2020 and 2019 and since inception and has an accumulated deficit. As a result, the Company continues to rely upon investors who contributed cash to cover the Company's current operating expenses and obligations and has the ability to draw down on the line of credit. The Company's success will depend in part on its ability to continue to attract new customers, retain existing customers, and curate and market its products. There can be no assurance that the Company will be able to achieve any or all of these success factors. The Company estimates that it will have adequate liquidity to fund operations through May 14, 2022. In the future, if the Company is unable to attain positive cash flow from operations it will need to raise adequate financing or issue additional debt to maintain its current level of operations and growth.
Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash, cash equivalents and restricted cash and accounts receivable, net. The Company places its cash investments with high-credit quality financial institutions. A significant portion of the Company’s accounts receivable, net is

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
with its credit card processors and retail partnerships. The Company believes no significant credit risk exists with respect to these financial instruments.
Concentrations
As of March 31, 2021, three customers comprised 49%, 17% and 13% of the Company's accounts receivable, net balance. As of December 31, 2020, two customers comprised 58% and 15% of the Company’s accounts receivable, net balance.
Revenue within North America and Europe was approximately $127,678 and $—, respectively, for the three months ended March 31, 2021. Revenue within North America and Europe was approximately $106,359 and $6,685, for the three months ended March 31, 2020.

One customer accounted for 13% of the Company’s revenue for the three months ended March 31, 2021. One customer accounted for 11% of the Company’s revenue for the three months ended March 31, 2020.

(10) Leases
Rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rental expense for operating leases were $5,387 and $5,635 for the three months ended March 31, 2021 and 2020, respectively.
As of March 31, 2021, future minimum lease payments under non-cancelable operating leases consisted of the following:

2021 (remaining nine months)	$15,914
2022	21,477
2023	21,386
2024	17,657
2025	14,270
Thereafter	71,664
Total minimum lease payments	$162,368

The Company maintains leases for its office spaces and retail locations in each location as described in Note 1, Description of Business.
(11) Income Taxes
Effective Tax Rate
The Company’s effective tax rate, which is calculated by dividing each period’s income tax provision by pretax income, was 0.08% and 0.05% for the three months ended March 31, 2021 and 2020, respectively. The effective tax rates for the periods ended March 31, 2021 generally differ from the U.S. federal statutory tax rate primarily due to a full valuation allowance related to the Company’s U.S. deferred tax assets.
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

(12) Accrued Expense
Accrued expenses consist of the following:

	March 31, 2021	December 31, 2020
Marketing	$19,532	$17,479
Tax fees	13,932	13,723
General trade	10,907	10,592
Other	11,867	12,947
Total Accrued Expenses	$56,238	$54,741

(13) Convertible Preferred Stock, Common Stock, and Stockholders’ Equity
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

As of March 31, 2021, the company had 170,000,000 shares of authorized common stock. Each holder of the Company's common stock is entitled to one vote per share on all matters to be voted upon by the stockholders. There are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Company's board of Directors out of legally available funds. If there is a liquidation, dissolution or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock.

(b)  Convertible Preferred Stock
On February 10, 2020, upon the closing of the Company's IPO, all outstanding shares of convertible preferred stock were automatically converted into an aggregate of 20,485,054 shares of common stock.

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
(14) Warrants
In connection with the Subordinated Facility, as described in Note 7, Debt, on March 1, 2019, Casper entered into two warrant agreements with TriplePoint Venture Growth BDC Corp. and TriplePoint Capital LLC for 19,201 shares of Series D preferred stock and 12,801 shares of Series D preferred stock, respectively, at an exercise price per share of $31.24715, (the “TPC Warrants”). TriplePoint’s right under the warrant agreements to purchase the Series D preferred stock will be available for seven years from March 1, 2019, subject to certain exercise conditions. In the event these warrant agreements are exercised, TriplePoint will have the right to purchase under the warrant agreements the common stock into which each share of the Series D preferred stock is convertible at the time of such exercise. As of March 31, 2021, TriplePoint's right under these warrant agreements to purchase 32,002 shares of common stock were still outstanding and will be available for seven years from March 1, 2019, subject to certain exercise conditions.

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
Measurement of Credit Losses
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which was further updated and clarified by the FASB through issuance of additional related ASUs. This guidance replaces the existing incurred loss impairment guidance and establishes a single allowance framework for financial assets carried at amortized cost based on expected credit losses. The estimate of expected credit losses requires the incorporation of historical information, current conditions, and reasonable and supportable forecasts. The standard is effective for our interim and annual financial periods beginning January 1, 2023. This standard is to be applied utilizing a modified retrospective approach. We are currently evaluating the impact of this standard on our accounts receivable, cash, cash equivalents and restricted cash, and any other financial assets measured at amortized cost and do not expect that adoption will have a material impact on our consolidated financial statements or related disclosures.

Lease Guidance
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which supersedes the existing lease guidance under current U.S. GAAP. ASU 2016-02 is based on the principle that entities should recognize assets and liabilities arising from leases. The new standard does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard and leases continue to be classified as finance or operating. ASU 2016-02’s primary change is the requirement for entities to recognize a lease liability for payments and a right-of-use (“ROU”) asset representing the right to use the leased asset during the term of an operating lease arrangement. Lessees are permitted to make an accounting policy election not to recognize the asset and liability for leases with a term of 12 months or less. In addition, ASU 2016-02 expands the disclosure requirements of lease arrangements. Upon adoption, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
approach. In July 2018, the FASB issued ASU 2018-11, “Targeted Improvements”, which allows for a new, optional transition method that provides the option to use the effective date as the date of initial application on transition. Under this option, the comparative periods would continue to apply the legacy guidance in Accounting Standard Codification (“ASC”) 840, including the disclosure requirements, and a cumulative effect adjustment would be recognized in the period of adoption rather than the earliest period presented. Under this transition option, comparative reporting would not be required, and the provisions of the standard would be applied prospectively to leases in effect at the date of adoption. The Company is currently working to complete the design of new processes and internal controls, which include the implementation of a software solution and finalizing the evaluation of Casper’s population of leased assets to assess the effect of the new guidance on the financial statements. On April 8, 2020 the FASB extended the implementation deadline of ASC 842 for companies following the private company adoption calendar. As such, the Company plans to adopt the new guidance effective January 1, 2022, but has not determined which transition method will be utilized. The new standard provides a number of optional practical expedients in transition. The Company expects to elect the “package of practical expedients” which permits us not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements (the latter is not applicable to us). Casper expects the adoption of the new standard to have a material effect on the Consolidated Financial Statements upon adoption. While the Company continues to assess all of the effects of the adoption, it currently believes the most significant effects relate to the recognition of new ROU assets and lease liabilities on the consolidated balance sheets for operating leases, as well as providing significant new disclosures about leasing activities.

(16) Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three months ended
	March 31, 2021	March 31, 2020
Numerator
Historical Net loss	$(21,180)	$(34,466)
Numerator for basic and diluted loss per share	$(21,180)	$(34,466)

Denominator
Historical denominator for basic and diluted net loss per share—weighted-average shares	40,808,328	27,909,141
Denominator for basic and diluted net loss per share	40,808,328	27,909,141
Basic and diluted loss per share	$(0.52)	$(1.23)

    Since the Company was in a loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the inclusion of all potential common shares outstanding would have been anti-dilutive.
The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the three months ended March 31, 2021 and 2020.

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended
	March 31, 2021	March 31, 2020
Warrants to purchase common stock	32,002	33,311
Stock options and RSUs	6,681,716	7,649,063

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with "Selected Consolidated Financial and Other Data" and our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K"), and other factors set forth in other parts of this Quarterly Report on Form 10-Q.
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
We distribute our products through a flexible, multi-channel approach combining our direct-to-consumer channel, including our e-commerce platform and retail stores, with our retail partnerships. Our multi-channel approach enables us to meet consumers where they want to shop, servicing them throughout their entire purchase journey. We believe our channels are complementary and creates a synergistic “network effect” that increases sales as a whole, As of March 31, 2021, we distributed our products directly to our customers in North America through our e-commerce platform, 69 of our 70 total Casper stores (one was temporarily closed for renovations), and more than 20 retail partners, including with Amazon, Costco, Hudson's Bay Company, and Target.
Please see “Factors Affecting our Financial Condition and Results of Operations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2020 Form 10-K, for a discussion of the factors that generally are expected to impact our business.
Impact of COVID-19 Pandemic
Casper continues to closely monitor how the spread of the COVID-19 pandemic caused by the novel coronavirus is affecting its employees, customers and business operations. We have developed and implemented preparedness plans to help protect the safety of our employees and customers, while safely continuing business operations.

In order to protect the health and safety of our employees, particularly given the ongoing severity of the pandemic in New York and California, we have continued to limit access to our corporate offices and our corporate workforce has spent and continues to spend a significant amount of time working from home during this period. Access to our offices will remain limited until we are able to safely and responsibly re-open them on a broader basis in accordance with governmental and public health guidance, as well as health and safety policies tailored to our operations.
As of the date of this Quarterly Report on Form 10-Q, 71 of our 72 total Casper stores are open and operating (with one temporarily closed for renovations), with each offering walk-in shopping, private in-store appointments, curbside pick-up services, and virtual appointments. The health and safety of our customers and employees remain our top priority, and we have implemented and continuously update a suite of COVID-19-related operating policies and protocols as part of our retail operations, including, where appropriate, limiting in-store hours and capacity consistent with public health guidance and best practices. We also continuously monitor developments related to COVID-19 in locations where we have retail operations, and have developed procedures to enable us to responsibly and efficiently open or close our stores and adjust our service offerings as needed in response to changing COVID-19 conditions and applicable guidance from government and public health officials. During the three months ended March 31, 2021, the COVID-19 pandemic continued to adversely impact sales in our retail stores, primarily due to limitations in service offerings and significant reductions in retail foot traffic as a result of restrictions on retail businesses and shifting consumer preferences in response to COVID-19.

We also continue to work with our manufacturing, logistics and other supply chain partners to build communication and monitoring processes for key aspects of our product and delivery supply chain. During the first quarter of 2021, we experienced certain upstream supply chain disruptions due to industry-wide components and raw materials constraints, labor shortages and shipping delays resulting, in part, from the ongoing COVID-19 pandemic as well as severe weather in the southern region of the United States in the first quarter of 2021, among other factors. To mitigate the impacts of these disruptions, we have worked closely with our suppliers to reallocate production and increase our levels of safety stock inventory. As a result of these efforts, during the three months ended March 31, 2021, we did not experience any material delays in delivery times for our mattress products or any material impact on our capacity to fulfill orders from our retail partners or in our direct-to consumer channel. There remains significant uncertainty, however, around the impact of the COVID-19 pandemic on the global supply chain, and it is possible that certain upstream supply chain disruptions may continue to impact our suppliers and logistics providers. We continue to partner closely with these providers to mitigate any potential product or delivery supply chain constraints in future quarters.

Substantially all of our retail partners, including our largest partners, remained open for business, both in-store and online, during the first quarter of 2021, and as of the date of this Quarterly Report on Form 10-Q, substantially all of our retail partners have resumed their in-store operations. Accordingly, we have not experienced any material issues to date with respect to our accounts receivable from our retail partners or needed to materially increase our allowances for accounts receivable balances. We are, however, continuing to work closely with our retail partners to monitor the situation.

The COVID-19 pandemic has impacted, and we expect will continue to impact, our revenues, results of operations and financial condition. At this time, however, there remains significant uncertainty relating to the trajectory of the COVID-19 pandemic and impact of related responses. We will continue to closely monitor the impact of COVID-19 on our business, including with respect to our customers, employees, supply chain, and retail partners. The future impact that COVID-19 will have on our financial position and operating results, remains subject to numerous uncertainties, including the efficacy and rate of adoption of vaccination programs, the spread of new variants of COVID-19, duration of the pandemic, governmental and public health actions, impacts on our supply chain, the effect on customer demand, and changes to our operations. See “Risk Factors—The COVID-19 pandemic has affected, and could continue to adversely affect, our business, financial condition and results of operations” in Part I, Item 1.A. of our 2020 Form 10-K.

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
We reduce deferred tax assets, if necessary, by a valuation allowance if it is more likely than not that we will not realize some or all of the deferred tax assets. In making such a determination, we consider all available positive and negative evidence, including taxable income in prior carryback years (if carryback is permitted under the relevant tax law), the timing of the reversal of existing taxable temporary differences, tax-planning strategies and projected future taxable income. Please refer to Note 11, Income Taxes to our unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional information on the composition of these valuation allowances and for information on the impact of U.S. tax reform legislation. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position.
We recognize interest and penalties related to uncertain tax positions within the provision for (benefit from) income taxes on our consolidated statement of operations and comprehensive loss.
Seasonality and Quarterly Comparability
Our revenue includes a seasonal component, with the highest sales activity normally occurring during the second and third quarters of the year due to back-to-school, home moves and other seasonal factors, along with seasonal promotions we offer during these quarters. The timing of on-boarding new retail partnerships, which typically launch with large inventory buy-ins, and the timing of launching new products may also impact comparability between periods. These factors can also impact our working capital and/or inventory balances in a given period. In 2020, the COVID-19 pandemic as well as certain supply chain disruptions unfavorably impacted our quarterly comparability. The full extent to which the COVID-19 pandemic and supply chain disruptions may continue to impact our seasonality and quarterly comparability will depend on numerous evolving factors that we are not able to accurately predict due to the uncertainty related to the pandemic, unusual weather conditions and other economic uncertainties as of the date of this Quarterly Report on Form 10-Q.

Results of Operations
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
    The following table sets forth information comparing the components of operations and comprehensive loss for the periods indicated.

	Three months ended March 31		Period over Period Change		Three months ended March 31
	2021	2020	Dollar	Percentage	2021	2020
	(in thousands, except percentages)				(as a % of Revenue)
Revenue	$127,678	$113,044	$14,634	12.9%	100.0%	100.0%
Cost of goods sold	60,995	60,080	915	1.5%	47.8%	53.1%
Gross profit	66,683	52,964	13,719	25.9%	52.2%	46.9%
Operating expenses
Sales and marketing	40,530	37,474	3,056	8.2%	31.7%	33.1%
General and administrative	44,504	46,987	(2,483)	(5.3)%	34.9%	41.6%
Restructuring	401	1,311	(910)	(69.4)%	0.3%	1.2%
Total operating expenses	85,435	85,772	(337)	(0.4)%	66.9%	75.9%
Loss from operations	(18,752)	(32,808)	14,056	(42.8)%	(14.7)%	(29.0)%
Other (income) expense:
Net interest expense	2,516	2,156	360	16.7%	2.0%	1.9%
Other (income) expense, net	(107)	(514)	407	(79.1)%	(0.1)%	(0.5)%
Total other expenses, net	2,409	1,642	767	46.7%	1.9%	1.5%
Loss before income taxes	(21,161)	(34,450)	13,289	(38.6)%	(16.6)%	(30.5)%
Income tax (benefit) expense	19	16	3	18.4%	—%	—%
Net loss	$(21,180)	$(34,466)	$13,286	(38.5)%	(16.6)%	(30.5)%
Revenue
Revenue was $127.7 million for the three months ended March 31, 2021, an increase of $14.6 million, or 12.9%, compared to $113.0 million for the three months ended March 31, 2020. Revenue increased as a result of higher sales through our direct-to-consumer and retail partnership channels and the introduction of new products, partially offset by our European operations which did not contribute to revenue for the three months ended March 31, 2021, as a result of the closure of these operations in the second quarter of 2020. North America revenue was up $21.3 million, or 20.0%, for the three months ended March 31, 2021 compared to the same period in the prior year. Sales from our European operations, which did not contribute to revenue for the three months ended March 31, 2021, had revenue of $6.7 million for the three months ended March 31, 2020. Direct-to-consumer revenue increased $2.9 million, or 3.3%, compared to the three months ended March 31, 2020, driven primarily by higher sales in our North America e-commerce channel, partially offset by our European operations which did not contribute to revenue for the three months ended March 31, 2021and reduced sales in our retail stores due to limited store hours and offerings as well as depressed retail foot traffic due to the COVID-19 pandemic. Although 69 stores of our 70 stores were open and operating as of the end of the first quarter of 2021 (with one temporarily closed for renovations), operations were limited due to public health and government pandemic orders. North America direct-to-consumer revenue increased $9.3 million or 11.1%, compared to the three months ended March 31, 2020. Sales to retail partners were up $11.7 million, or 51.4%, compared to the three months ended March 31, 2020. This increase was driven by revenue growth with our existing partners, the introduction of new partners compared to the same period in the prior year to end the quarter with more than 20 partners, and the expansion of our product offerings. North America retail partnership revenue increased $12.0 million, or 53.7%, compared to the three months ended March 31, 2020.

Gross Profit and Cost of Goods Sold
Gross profit was $66.7 million for the three months ended March 31, 2021, an increase of $13.7 million, or 25.9%, compared to $53.0 million for the three months ended March 31, 2020. Cost of goods sold was $61.0 million for the three months ended March 31, 2021, an increase of $0.9 million, or 1.5%, compared to $60.1 million for the three months ended March 31, 2020. Gross margin for the three months ended March 31, 2021 was 52.2% compared to 46.9% for the three months ended March 31, 2020. The increase in gross margin was driven by favorable product mix related to our new mattress line launched in March 2020, supply chain initiatives designed to reduce product unit costs, and lower logistics costs compared to the prior year period. First quarter 2020 gross margin was also impacted by a 130 basis points charge associated with a change in our logistics providers. These improvements were partially offset by a shift in channel mix to lower margin retail partnerships in the three months ended March 31, 2021 compared to the prior year period.

Sales and Marketing
Sales and marketing expenses were $40.5 million for the three months ended March 31, 2021, an increase of $3.1 million, or 8.2%, compared to $37.5 million for the three months ended March 31, 2020. Sales and marketing expenses increased as we continued to invest in advertising spend to drive traffic to our e-commerce website, market our products to consumers and build our brand. Sales and marketing expenses as a percentage of revenue was 31.7% for the three months ended March 31, 2021, compared to 33.1% for the three months ended March 31, 2020, due to improved marketing efficiencies and the growth of our retail partnership channel which requires lower sales and marketing support.

General and Administrative
General and administrative expenses were $44.5 million for the three months ended March 31, 2021, a decrease of $2.5 million, or 5.3%, compared to $47.0 million for the three months ended March 31, 2020. General and administrative expenses decreased primarily due to lower payroll and operating expenses associated with our corporate workforce working from home coupled with limited store operations, partially offset by increased expenses related to being a public company. General and administrative expenses as a percentage of revenue were 34.9% for the three months ended March 31, 2021 compared to 41.6% for the three months ended March 31, 2020 due primarily to the lower payroll and operating expenses.
Restructuring
Restructuring expenses were $0.4 million for the three months ended March 31, 2021, a decrease of $0.9 million compared to $1.3 million for the three months ended March 31, 2020. The decrease in restructuring expenses relates to the wind down of our European operations in 2020, partially offset by North American severance costs incurred in the first quarter of 2021.
Total Other Expense, Net
Total other expenses, net were $2.4 million for the three months ended March 31, 2021, an increase of $0.8 million, or 46.7%, compared to $1.6 million for the three months ended March 31, 2020. The increase in total other expenses, net was due to interest incurred on higher outstanding balances of our debt facilities.

Key Operating Metrics and Non-GAAP Financial Measures

We prepare and analyze operating and financial data to assess the performance of our business and allocate our resources. The key operating performance and financial metrics and indicators we use are set forth below. The following table sets forth our key performance indicators for the three months ended March 31, 2021 and 2020, respectively.

	Three months ended March 31,
(in thousands, except percentages)	2021	2020
Gross margin	52.2%	46.9%
Adjusted EBITDA	$(10,636)	$(22,887)
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
We define Adjusted EBITDA as net loss before interest (income) expense, income tax expense and depreciation and amortization as further adjusted to exclude the impact of stock-based compensation expense, restructuring costs, costs associated with legal settlements and transactions costs incurred in connection with our initial public offering. We caution investors that amounts presented in accordance with our definition of Adjusted EBITDA may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate Adjusted EBITDA in the same manner. We present Adjusted EBITDA because we consider it to be an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Management believes that investors’ understanding of our performance is enhanced by including this non-GAAP financial measure as a reasonable basis for comparing our ongoing results of operations.
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
By providing this non-GAAP financial measure, together with the reconciliation, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as an alternative to, or a substitute for net income or other financial statement data presented in our consolidated financial statements as indicators of financial performance. Some of the limitations are:
•    such measure does not reflect our cash expenditures;
•    such measure does not reflect changes in, or cash requirements for, our working capital needs;
•    although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and such measures do not reflect any cash requirements for such replacements; and
•    other companies in our industry may calculate such measures differently than we do, limiting their usefulness as comparative measures.
Due to these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using this non-GAAP measure only supplementally. As noted in the table below, Adjusted EBITDA includes adjustments to exclude the impact of stock-based compensation expense and material infrequent items, including but not limited to the costs of our initial public offering, restructuring, and costs associated with legal settlements, among other items. It is reasonable to expect that these items will occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and may complicate comparisons of our internal operating results and operating results of other companies over time. In addition, Adjusted EBITDA includes adjustments for other items that we do not expect to regularly record following our initial public offering. Each of the normal recurring adjustments and other adjustments described in this paragraph and in the reconciliation table below help management with a measure of our core operating performance over time by removing items that are not related to day-to-day operations.
The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss:

	Three months ended March 31,
(in thousands)	2021	2020
Net loss	$(21,180)	$(34,466)
Income tax expense	19	16
Interest (income) expense	2,516	2,156
Depreciation and amortization	3,823	3,148
Stock based compensation(a)	3,786	2,661
Restructuring(b)	401	1,311
Legal settlements(c)	—	1,500
Transaction costs(d)	—	787
Adjusted EBITDA	$(10,636)	$(22,887)

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

Liquidity and Capital Resources
Sources of Funds
Our principal sources of liquidity are our cash and cash equivalents our Revolving Credit Facility (as defined herein), our Amended Subordinated Facility (as defined herein), and working capital from operations. Cash, cash equivalents and restricted cash consist primarily of cash on deposit with banks. As of March 31, 2021 we had $61.6 million of cash and cash equivalents.
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
We believe that our sources of liquidity and capital will be sufficient to finance our growth strategy and resulting operations, planned capital expenditures and the additional expenses we expect to incur for at least the next 12 months. However, we cannot assure you that cash provided by operating activities or cash, cash equivalents and restricted cash will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants and higher interest rates that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all. See “Risk Factors—Risks Related to Our Business—Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from growing” in our 2020 Form 10-K.
While the extent to which the COVID-19 pandemic will continue to impact our business, financial condition and results of operations is uncertain, we believe the $61.6 million in cash and cash equivalents on our balance sheet as of March 31, 2021, together with certain restructuring initiatives undertaken in 2020 in response to the COVID-19 pandemic, will further strengthen our balance sheet position and provide us with the flexibility and resilience to weather the ongoing COVID-19 pandemic. See “Risk Factors—The COVID-19 pandemic has affected, and could continue to adversely affect, our business, financial condition and results of operations” in Part I, Item 1.A. of our 2020 Form 10-K.

Our capital expenditures consist primarily of retail infrastructure, leasehold improvements, product development and computers and hardware. In December 2018, we signed an agreement for a headquarters in New York for a period of 15 years with a five-year renewal option. Rent payments began on the new headquarters in January 2020.
Historical Cash Flows
The following table shows summary cash flow information for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
(in thousands)	2021	2020
Net cash flows used in operating activities:	$(23,626)	$(33,068)
Net cash used in investing activities	(3,881)	(7,090)
Net cash (used in) provided by financing activities	(2,971)	88,256
Effect of exchange rate changes	20	447
Net change in cash, cash equivalents, and restricted cash	$(30,458)	$48,545
Operating Activities.    Net cash used in operating activities consists of net loss adjusted for certain non-cash items, including stock-based compensation, property and equipment depreciation, long-term deferred rent and deferred income taxes, as well as the effect of changes in inventory and other working capital amounts.
For the three months ended March 31, 2021, net cash used in operating activities was $23.6 million and was comprised primarily of net loss of $21.2 million, decreased by $8.4 million related to non-cash adjustments, primarily related to depreciation and amortization and stock-based compensation. Changes in working capital increased cash used in operating activities by $10.8 million, primarily due to an increase in inventory of $11.9 million, a decrease in deferred revenue of $3.3 million and an increase in prepaid expenses of $1.8 million, partially offset by a decrease in accounts receivable of $3.1 million and an increase in accrued expenses of $1.5 million.

For the three months ended March 31, 2020, net cash used in operating activities was $33.1 million and was comprised primarily of net loss of $34.5 million, decreased by $7.2 million related to non-cash adjustments, primarily related to depreciation and amortization, and stock-based compensation. Changes in working capital increased cash used in operating activities by $5.8 million, primarily due to a decrease in accrued expenses of $17.8 million and a decrease in deferred revenue of $5.8 million, partially offset by an increase in accounts payable of $7.1 million and a decrease in accounts receivable of $10.6 million.

Investing Activities.    Our net cash used in investing activities primarily consists of purchases of property and equipment.
For the three months ended March 31, 2021, net cash used in investing activities was $3.9 million and was comprised of purchases of property and equipment.

For the three months ended March 31, 2020, net cash used in investing activities was $7.1 million and was primarily comprised of purchases of property and equipment.

Financing Activities.    For the three months ended March 31, 2021, net cash used in financing activities was $3.0 million, primarily from the repayment of borrowings.

For the three months ended March 31, 2020, net cash provided by financing activities was $88.3 million and primarily consisted of $88.3 million from the issuance of equity in our initial public offering and the exercise of stock options and warrants.
Revolving Credit Facility
On November 10, 2020, we refinanced the loan and security agreement previously entered into with Pacific Western Bank (as amended, the “Prior Credit Facility”) by entering into a credit agreement (the “Credit Agreement”) by and among the Company, Casper Science LLC and Casper Sleep Retail LLC (collectively, the "Loan Parties"), and Wells Fargo Bank, National Association (“Wells Fargo”), providing for a senior secured asset-based revolving credit facility of up to $30.0 million, with an uncommitted accordion of an additional $15.0 million (the “Revolving Credit Facility”). The Credit Agreement provides that up to $10.0 million of the Revolving Credit Facility is available for issuances of letters of credit, and up to $5.0 million is available for swingline loans. As of the date of this Quarterly Report on Form 10-Q, we had $13.0 million outstanding pursuant to the Revolving Credit Facility, with $17.0 million remaining available for borrowing.

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

Amended Subordinated Facility
Borrowings under the secured growth capital loan facility agreement ("the Amended Subordinated Facility") with TriplePoint Venture Growth BDC Corp., as lender and collateral agent, and TriplePoint Capital LLC, as lender (or, together with TriplePoint Venture Growth BDC Corp., "TriplePoint") accrued interest at the prime rate (which, as defined in the Amended Subordinated Facility, shall be as published in the Wall Street Journal with a floor of 5.25%) plus an applicable margin set forth in the table of terms. The table of terms sets forth 18 options that range on term, amortization, interest rate and other features that can range from an annual interest rate of the prime rate plus 0.0% margin for a three-month interest-only term and up to a prime plus 7.25% margin for a 48-month interest-only term. End of term payments ranged from 0.25% of each advance for a three-month term up to 8.25% for each advance with a 48-month repayment option. The Amended Subordinated Facility also had a 1.25% one-time facility fee for the committed amount, which is initially $50.0 million. There was a 1.5% prepayment penalty in the event that the loan is prepaid within the first 18 months with no prepayment penalty thereafter.
The Amended Subordinated Facility contained certain affirmative and negative covenants, including, among others, restrictions on liens, indebtedness, mergers or acquisitions, investments, dividends or distributions, fundamental changes and affiliate transactions.
As of March 31, 2021, we had $50.0 million outstanding and were in compliance with all covenants and other obligations under the Amended Subordinated Facility.

Contractual Obligations

There have been no material changes to our contractual obligations during the three months ended March 31, 2021 from those previously disclosed in our 2020 Form 10-K.
Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any material off-balance sheet arrangements other than leases. See Note 10, Leases to our unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional information.
Recent Accounting Pronouncements
See Note 15, Recently Issued Accounting Pronouncements to our unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further information on certain accounting standards that have been recently adopted or that have not yet been required to be implemented and may be applicable to our future operations.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies from our disclosure reported in “Critical Accounting Policies and Estimates” of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Quantitative and Qualitative Disclosures of Market Risk

We are exposed to market risk from changes in interest rates, foreign currency and inflation. All these market risks arise in the normal course of business, as we do not engage in speculative trading activities. The following analysis provides quantitative information regarding these risks.
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our Revolving Credit Facility and Amended Subordinated Facility, which carry variable interest rates. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Our Revolving Credit Facility and Amended Subordinated Facility bear interest at variable rates, which exposes us to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of March 31, 2021, we had $13.0 million of variable rate debt outstanding under our Revolving Credit Facility and $50.0 million of variable rate debt outstanding under our Amended Subordinated Facility. Based on March 31, 2021 debt levels, an increase or decrease of 100 basis points in the effective interest rate on the Revolving Credit Facility and our Amended Subordinated Facility would cause an increase in interest expense of approximately $47 thousand and no change in interest expense over the next 12 months, respectively, due to a floor rate within the agreed upon terms. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

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

Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are from time to time subject to various claims, lawsuits and other legal proceedings, including intellectual property claims. Some of these claims, lawsuits and other legal proceedings involve highly complex issues, and often these issues are subject to substantial uncertainties. Accordingly, our potential liability with respect to a large portion of such claims, lawsuits and other legal proceedings cannot be estimated with certainty. Management, with the assistance of legal counsel, periodically reviews the status of each significant matter and assesses potential financial exposure. We recognize provisions for claims or pending litigation when we determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates. If management’s estimates prove incorrect, we could incur a charge to earnings which could have a material adverse effect on our results of operations, financial condition, and cash flows. Beginning in June 2020, several putative class actions have been filed in the U.S. District Court for the Eastern District of New York and the New York State Supreme Court (New York County) by certain of our shareholders against us, our directors, certain of our officers, and certain of the underwriters of our initial public offering alleging violations of the Securities Exchange Act of 1934 and/or the Securities Act of 1933 in connection with the initial public offering. The cases are in preliminary stages. Plaintiffs moved voluntarily to dismiss the lawsuit filed in New York State Supreme Court. The dismissal became effective upon the filing of a stipulation of discontinuance on May 3, 2021. As a result of the voluntary dismissal of the New York State Supreme Court complaint, the Company notified the Federal Court it would withdraw its pending motion to stay the Federal Action. Once the motion is withdrawn, the Company anticipates moving to dismiss all claims asserted in the Federal Action complaint. We believe these lawsuits are without merit and intend to vigorously defend against them.

Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our 2020 Form 10-K. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report on Form 10-Q. There have been no material changes in the risks affecting the Company since the filing of our 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
None.
Use of Proceeds
In connection with our initial public offering, we issued and sold 8,350,000 shares of our common stock at a price to the public of $12.00 per share resulting in net proceeds to us of approximately $88.0 million, after deducting the underwriting discount of approximately $6.5 million and offering expenses of approximately $5.7 million. All shares issued and sold were registered pursuant to a registration statement on Form S-1 (File No. 333-235874), as amended (the "Registration Statement"), declared effective by the SEC on February 5, 2020.
The net proceeds of approximately $88.0 million from our initial public offering were invested in money market funds until the time at which they are utilized for general company operations. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus, filed with the SEC on February 7, 2020 pursuant to Rule 424(b)(4) relating to our Registration Statement.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

		Incorporated by Reference				Filed/Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	S-8	333-236377	4.1	2/11/20
3.2	Amended and Restated Bylaws	10-K	333-236377	3.2	2/26/21
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
10.1	Casper Sleep Inc. Non-Employee Director Compensation Policy					*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASPER SLEEP INC.

Date: May 13, 2021	By:	/s/ Philip Krim
Philip Krim
Chief Executive Officer
(principal executive officer)

Date: May 13, 2021	By:	/s/ Michael Monahan
Michael Monahan
Chief Financial Officer
(principal financial and accounting officer)