Form 10-Q
period 2021-06-30
Casper Sleep Inc.
filed 2021-08-16
CIK 1598674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Yes  ☐  No  ☒
The number of shares of registrant's common stock outstanding as of August 15, 2021 was 41,448,753.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION (unaudited)
Item 1.	Consolidated Financial Statements	6
	Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020	6
	Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2021 and 2020	7
	Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ (Deficit) / Equity for the three and six months ended June 30, 2021 and 2020	8
	Consolidated Statement of Cash Flows for the six months ended June 30, 2021 and 2020	10
	Notes to Consolidated Interim Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	43

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 5.	Other Information	45
Item 6.	Exhibits	46
Signatures		47

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements about our future results of operations and financial position; anticipated trends in our operating expenses; the anticipated impact of the COVID-19 pandemic on our business; our business strategy, and plans and objectives of management for future operations, including, among others, statements regarding our ongoing actions in response to the COVID-19 pandemic and continuing industry-wide supply chain constrains, expected growth and market position, future capital expenditures and debt service obligations. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the following: the COVID-19 pandemic could adversely impact our business, financial condition and results of operations; our ability to compete successfully in the highly competitive industries in which we operate; our ability to maintain and enhance our brand; the success of our retail store and retail partnerships expansion plans; our ability to successfully implement our growth strategies related to launching new products; the effectiveness and efficiency of our marketing programs; our ability to manage our current operations and to manage future growth effectively; our past results may not be indicative of our future operating performance; our ability to attract new customers or retain existing customers; the growth of the market for sleep as a retail category and our ability to become a leader or maintain our leadership in the category; the impact of social media and influencers on our reputation; our ability to protect and maintain our intellectual property; our exclusive reliance on third-party contract manufacturers and distributors whose efforts we are unable to fully control; our ability to effectively implement strategic initiatives; our ability to manage our supply chain commensurate with demand and successfully and timely deliver merchandise to our retail partners and customers; our ability to transfer our supply chain and other business processes to a global scale; risks related to fluctuations in the cost and availability of raw materials and fuel; risks relating to our international operations and expansion; we are dependent on our retail partners; general economic and business conditions; we or our service providers could be subject to system failures or interruptions, cyber-based attacks and security breaches or other incidents; risks relating to changing legal and regulatory requirements, and any failure to comply with applicable laws and regulations; we may be subject to product liability claims and other litigation; we may experience fluctuations in our quarterly operating results; we have and expect to continue to incur significant losses; risks relating to our indebtedness; our need for additional funding, which may not be available; risks relating to taxes; our ability to attract and retain qualified personnel; future sales by us our stockholders may cause the market price of our stock to decline; risks and additional costs relating to our status as a new public company; and the other important factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Casper Sleep Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	As of
Assets	June 30, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$49,658	$88,922
Restricted cash	—	3,162
Accounts receivable, net	33,045	27,663
Prepaid expenses and other current assets	13,098	11,026
Inventory, net	58,050	35,531
Total current assets	153,851	166,304
Property and equipment, net	55,934	66,529
Other assets	1,342	1,368
Total assets	$211,127	$234,201

Liabilities and Stockholders’ (Deficit) / Equity
Current liabilities:
Accounts payable	$54,713	$47,612
Accrued expenses	66,129	54,741
Deferred revenue	9,596	7,430
Short-term debt	16,000	—
Other current liabilities	10,907	9,498
Total current liabilities	157,345	119,281
Long-term debt	50,375	65,546
Other liabilities	25,488	23,907
Total liabilities	233,208	208,734
Stockholders’ (deficit) / equity:
Common stock, $0.000001 par value - 170,000 and 170,000 shares authorized; 41,451 and 40,539 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	447,626	440,248
Accumulated other comprehensive income	34	34
Accumulated deficit	(469,741)	(414,815)
Total stockholders’ (deficit)/equity	(22,081)	25,467
Total liabilities and stockholders’ (deficit) / equity	$211,127	$234,201

See accompanying notes to consolidated financial statements (unaudited).

Casper Sleep Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$151,756	$110,196	$279,434	$223,240
Cost of goods sold	79,223	53,131	140,218	113,211
Gross profit	72,533	57,065	139,216	110,029
Operating expenses
Sales and marketing expenses	39,897	33,181	80,427	70,655
General and administrative expense	48,159	42,017	92,663	89,004
Restructuring expenses	17,584	4,129	17,985	5,440
Total operating expenses	105,640	79,327	191,075	165,099
Loss from operations	(33,107)	(22,262)	(51,859)	(55,070)
Other (income) expense
Net interest expense	1,781	2,152	4,297	4,308
Other (income) expense, net	(1,159)	(219)	(1,266)	(733)
Total other expenses, net	622	1,933	3,031	3,575
Loss before income taxes	(33,729)	(24,195)	(54,890)	(58,645)
Income tax expense	17	10	36	26
Net loss	(33,746)	(24,205)	(54,926)	(58,671)
Other comprehensive income (loss)
Currency translation adjustment	(53)	(737)	(34)	(290)
Total comprehensive loss	$(33,799)	$(24,942)	$(54,960)	$(58,961)

Net loss per share attributable to common stockholders, basic and diluted	$(0.81)	$(0.61)	$(1.34)	$(1.74)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	41,439,468	39,708,401	41,118,464	33,808,771

See accompanying notes to consolidated financial statements (unaudited).

Casper Sleep Inc. and Subsidiaries
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ (Deficit)/Equity
(In thousands, except share and per share amounts)
(Unaudited)

	Convertible Preferred Stock		Casper Sleep Inc, Stockholders
	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ (deficit) / equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	40,538,644	$—	$440,248	$34	$(414,815)	$25,467
Exercise of employee stock options	—	—	130,925	—	29	—	—	29
Stock based compensation expense	—	—	—	—	3,786	—	—	3,786
Issuance of Common Stock pursuant to the 2020 Equity Plan	—	—	755,623	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	19	—	19
Net loss	—	—	—	—	—	—	(21,180)	(21,180)
Balance at March 31, 2021	—	$—	41,425,192	$—	$444,063	$53	$(435,995)	$8,121
Exercise of employee stock options	—	—	6,000	—	—	—	—	—
Stock based compensation expense	—	—	—	—	3,563	—	—	3,563
Issuance of Common Stock pursuant to the 2020 Equity Plan	—	—	19,722	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	—	—	(33,746)	(33,746)
Balance at June 30, 2021	—	$—	41,450,914	$—	$447,626	$34	$(469,741)	$(22,081)

Casper Sleep Inc. and Subsidiaries
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ (Deficit)/Equity
(In thousands, except share and per share amounts)
(Unaudited)

	Convertible Preferred Stock		Casper Sleep Inc, Stockholders
	Preferred Stock		Common Stock		Class A common stock		Class B common stock		Additional paid-in capital		Accumulated deficit	Total stockholders’ (deficit) / equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	19,212,912	$319,961	—	$—	9,190,858	$—	1,466,078	$—	$18,097	$69	$(325,260)	$(307,094)
Initial public offering, net of issuance costs of $11.8 million	—	—	8,350,000	—	—	—	—	—	88,206	—	—	88,206
Conversion of redeemable convertible preferred stock to common stock	(19,212,912)	(319,961)	20,485,054	—	—	—	—	—	319,961	—	—	319,961
Common stock conversion	—	—	10,656,936	—	(9,190,858)	—	(1,466,078)	—	—	—	—	—
Exercise of employee stock options	—	—	4,332	—	—	—	—	—	47	—	—	47
Exercise of stock warrants	—	—	181,133	—	—	—	—	—	3	—	—	3
Stock based compensation expense	—	—	—	—	—	—	—	—	2,661	—	—	2,661
Other comprehensive income	—	—	—	—	—	—	—	—	—	447	—	447
Net loss	—	—	—	—	—	—	—	—	—	—	(34,466)	(34,466)
Balance at March 31, 2020	—	$—	39,677,455	$—	—	$—	—	$—	$428,975	$516	$(359,726)	$69,765
Initial public offering, net of issuance costs of $11.8 million	—	—	—	—	—	—	—	—	(207)	—	—	(207)
Exercise of employee stock options	—	$—	65,827	—	—	—	—	—	91	—	—	91
Stock based compensation expense	—	$—	—	—	—	—	—	—	3,284	—	—	3,284
Other comprehensive income	—	$—	—	—	—	—	—	—	—	(737)	—	(737)
Net loss	—	—	—	—	—	—	—	—	—	—	(24,205)	(24,205)
Balance at June 30, 2020	—	$—	39,743,282	$—	—	$—	—	$—	$432,143	$(221)	$(383,931)	$47,991
See accompanying notes to consolidated financial statements (unaudited).

Casper Sleep Inc. and Subsidiaries
Consolidated Statement of Cash Flows
(In thousands, except per share amounts)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows used in operating activities:
Net loss	$(54,926)	$(58,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization [1]	7,967	7,735
Stock based compensation expense	7,349	5,945
Asset impairments	8,933	—
Other	(2,641)	1,553
Changes in assets and liabilities:
Accounts receivable, net	(5,382)	7,684
Prepaid expenses and other current assets	(2,072)	9,790
Inventory, net	(22,519)	1,533
Other assets	22	764
Accounts payable	7,772	(3,019)
Accrued expenses	11,388	(12,319)
Deferred revenue	2,166	(2,453)
Other liabilities	6,461	(4,975)
Net cash used in operating activities	(35,482)	(46,433)
Cash flows used in investing activities:
Purchases of property and equipment [2]	(6,974)	(10,777)
Net cash used in investing activities	(6,974)	(10,777)
Cash flows (used in) provided by financing activities:
Exercise of stock options and warrants	29	141
Proceeds from equity issuance	—	87,999
Proceeds from borrowings	3,000	—
Repayment on borrowings	(3,000)	—
Net cash (used in) provided by financing activities	29	88,140
Effect of exchange rate changes	1	(290)
Net change in cash, cash equivalents, and restricted cash	(42,426)	30,640
Cash, cash equivalents, and restricted cash at beginning of period	92,084	67,578
Cash, cash equivalents, and restricted cash at end of the period	$49,658	$98,218

Supplemental disclosure of cash paid for:
Interest paid	$(3,187)	$(2,822)

1 Depreciation and amortization for the six months ended June 30, 2021 and 2020 consists of $7,967 and $6,344 recorded in general and administrative expenses and $— and $1,391 recorded in restructuring expenses, respectively, on the Consolidated Statements of Operations and Comprehensive Loss.
2 Purchases of property and equipment is net of fixed assets purchases that are included in accounts payable amounting to $115 and $19 at June 30, 2021 and 2020, respectively.

See accompanying notes to consolidated financial statements (unaudited)

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

(1)  Description of Business
Casper Sleep Inc. and its subsidiaries (the “Company” or “Casper”) design and sell premium sleep products including mattresses, pillows, sheets, and other sleep-centric products. The Company’s head office is located at 175 Greenwich Street, 3 World Trade Center, New York, NY. The Company has additional retail locations and pop-up stores throughout the United States (“U.S.”) and Canada.
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
(b)  Restricted Cash
Restricted cash represents cash balances held in segregated accounts used for collateralizing letters of credit with its bank. During the six months ended June 30, 2021, these letters of credits were closed and the associated restrictions on cash were relieved.
(c)  Accounts Receivable, net
As of June 30, 2021 and December 31, 2020, accounts receivable, net was composed primarily of amounts due from retail partners, from financial institutions related to credit card sales and other receivables. Accounts receivable is recorded net of an allowance for uncollectible balances related to chargebacks or disputes raised by retail partners. The allowance is recognized in an amount equal to anticipated future uncollectible receivables. Management estimates the allowance for doubtful accounts based on delinquencies, trends and historical experience.

(d)  Inventory, net
Inventory primarily consists of merchandise purchased for sale, as well as costs to deliver merchandise to Casper’s logistics providers and retail stores. The Company’s inventory is stated at cost using standard costing. The Company performs an analysis to determine whether it is appropriate or not to maintain a reserve for excess and obsolete inventory. The reserve is based on historical experience related to the disposal of identified inventory, specifically through sales to retail partners, clearance sales and, ultimately, the expected recoverable value. The value of older inventory can be impacted by new product launches, which can make certain older items obsolete. A lower of cost or market assessment is performed on inventory and reserves established when the net realizable value exceeds the historic cost. Most of Casper’s inventory is just-in-time and most products have been recently introduced and in existence for less than two years. The Company performs a review of all on hand inventory to determine if any items are deemed obsolete based on specific facts and circumstances.
Storage costs, indirect administrative overhead and certain selling costs related to inventories are expensed in the period incurred.
Inventory consists of the following:

	June 30, 2021	December 31, 2020
Raw materials	$194	$386
Finished goods	45,987	31,575
Inventory in transit	11,869	3,570
Total inventory	58,050	35,531

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

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
Disaggregated Revenue Data
The following table disaggregates our net sales by geography and channel for the periods indicated:

	Three Months Ended June 30,
	2021	2020
North America Region	$151,756	$104,967
EU Region	—	5,229
Total	$151,756	$110,196

Direct to Consumer	$99,509	$80,961
Retail Partnerships	52,247	29,235
Total	$151,756	$110,196

	Six Months Ended June 30,
	2021	2020
North America Region	$279,434	$211,326
EU Region	—	11,914
Total	$279,434	$223,240

Direct to Consumer	$192,723	$171,265
Retail Partnerships	86,711	51,975
Total	$279,434	$223,240
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
(i)   Restructuring expenses

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
Restructuring expenses consist of costs associated with implementing strategic changes in the Company's business structure including reductions in work force, lease exit costs related to the sublease and consolidation of certain corporate office space and exiting of certain lines of business or geographies.
During 2020, in response to the COVID-19 pandemic, the Company announced a number of restructuring actions focused on cost savings and renewed focus on commercial operations in North America. Restructuring expenses for the three and six months ended June 30, 2021 relate to lease exit costs and asset impairments associated with sublease and the consolidation of office space into the New York metro area as the Company continues to refine strategic shifts in its business structure including adapting to a hybrid work environment and, to a lesser extent, certain severance and other employee separation costs. Restructuring expenses for the three and six months ended June 30, 2020 relate to costs associated with restructuring our retail operations and organizational structure, including severance, contract termination costs and other exit activities. Costs associated with these actions amounted to $17,584 and $17,985 for the three and six months ended June 30, 2021 and $4,129 and $5,440 for the three and six months ended June 30, 2020, respectively.
A summary of the charges recorded in connection with these actions during the periods presented:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	EU Closure	US	Total	EU Closure	US	Total
Severance and benefits	$—	$—	$—	$400	$1,100	$1,500
Contract termination	—	—	—	1,327	—	1,327
Asset impairments	—	8,933	8,933	791	231	1,022
Sublease Loss	—	8,578	8,578	—	—	—
Other expenses	73	—	73	172	108	280
Total	$73	$17,511	$17,584	$2,690	$1,439	$4,129

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	EU Closure	US	Total	EU Closure	US	Total
Severance and benefits	$—	$537	$537	$400	$1,110	$1,510
Contract termination	—	—	—	1,327	320	1,647
Asset impairments	—	8,933	8,933	791	1,212	2,003
Sublease Loss	—	8,578	8,578	—	—	—
Other expenses	(75)	12	(63)	172	108	280
Total	$(75)	$18,060	$17,985	$2,690	$2,750	$5,440
The Company's accrued liabilities for restructuring at June 30, 2021 was $8,021, which is presented in accrued expenses in the consolidated balance sheets.

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

Accrued restructuring balance at December 31, 2020	$1,644
Charges accrued during the three month period ended March 31, 2021	401
Payments made during the three month period ended March 31, 2021	(243)
Accrued Restructuring balance at March 31, 2021	$1,802
Charges accrued during the three month period ended June 30, 2021	$6,362
Payments made during the three month period ended June 30, 2021	$(144)
Accrued Restructuring balance at June 30, 2021	$8,021
The Company's long term accrued liabilities for restructuring at June 30, 2021 and December 31, 2020 was $8,812 and $0, which is presented in other liabilities in the consolidated balance sheets.

Accrued Restructuring balance at March 31, 2021	$—
Charges accrued during the three month period ended June 30, 2021	8,812
Payments made during the three month period ended June 30, 2021	—
Accrued Restructuring balance at June 30, 2021	$8,812
(j)   Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist primarily of prepaid media placement for media campaigns that have not yet run, prepaid rent and office related expenses, and other prepaid expenses. In addition, the Company had tenant allowance receivable of $3,382 and $5,120 as of June 30, 2021 and December 31, 2020, respectively.
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

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
Property and equipment consist of the following:

	June 30, 2021	December 31, 2020
Leasehold improvements	$48,608	$53,404
Furniture and fixtures	27,262	24,294
Construction in progress	4,831	6,021
Computer Equipment	5,210	4,984
Computer software	2,406	2,405
Machinery and Equipment	930	853
Property and equipment	89,247	91,961
Less: accumulated depreciation	(33,313)	(25,432)
Property and equipment, net	$55,934	$66,529
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
During the three and six months ended June 30, 2021, the Company recorded an impairment charge related to restructuring actions of $8,933 and $8,933, respectively, as a result of lease exit costs incurred. This expense is presented within restructuring expenses on the consolidated statement of operations and comprehensive loss. The Company recorded an impairment charge related to restructuring actions of $1,022 and $2,003 for the three and six months ended June 30, 2020, primarily as a result of permanently closing three outlet stores, abandoning selected product development activities resulting in impairment of related production assets. This expense is presented within restructuring expenses on the consolidated statement of operations and comprehensive loss. See Note 5(i), Restructuring expenses for additional details.
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

(p)  Other Current Liabilities
Other current liabilities consist of the following:

	June 30, 2021	December 31, 2020
Product return reserve	$7,427	$7,112
Other Taxes	2,625	1,501
Other	855	885
Total Other Current Liabilities	$10,907	$9,498

(q) Other Liabilities

Other liabilities consist of the following:

	June 30, 2021	December 31, 2020
Tenant Allowance	$8,553	$13,006
Deferred Rent	$6,095	8,737
Long-term accrued restructuring	$8,812	—
Contract Liability	$1,875	2,125
Other	$153	39
Total Other Liabilities	$25,488	$23,907

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
(s) Foreign Currency

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
The functional currency of the Company's international operating subsidiaries is the local currency. The Company translates the financial statements of these subsidiaries to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates for the annual period are derived from month-end spot rates for revenue, costs and expenses. The Company records translation gains and losses in accumulated other comprehensive loss as a component of stockholders' (deficit) / equity. Foreign currency transaction gains and losses are included in net loss for the period.
(t) Convertible Preferred Stock
On February 10, 2020, upon the closing of the Company's IPO, all outstanding shares of convertible preferred stock were automatically converted into an aggregate of 20,485,054 shares of common stock.
(u) Segment Information
During the six months ended June 30, 2021 and 2020, the Company operated in one operating segment within the United States, Canada and Europe, providing sleep products to consumers through various sales channels. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”). The Company’s CODM is its Chief Executive Officer. The role of the CODM is to make decisions about allocating resources and assessing performance. The Company's business operates in one operating segment as all of the Company's sales channels are complementary and are analyzed in an identical way, with the CODM evaluating the Company's financial information, resources and performance of these resources on a consolidated basis. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.

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

At June 30, 2021, the Company's valuation of outstanding warrants was measured using a Black-Scholes option pricing model and considered Level 2 inputs. See Note 14, Warrants for further discussion of the Company's outstanding warrants and assumptions utilized.

The following summarizes assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of June 30, 2021 and December 31, 2020:

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

	Fair Value		Cash, Cash Equivalents, and Restricted Cash
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Assets
Cash	$49,658	$74,013	$49,658	$74,013
Level 1:
Money market funds	—	18,071	—	18,071
Cash, cash equivalents and restricted cash	49,658	92,084	49,658	92,084

Liabilities
Level 2:
Preferred stock warrant liabilities	(113)	—	—	—
Total	$49,545	$92,084	$49,658	$92,084

As of June 30, 2021 and December 31, 2020, the Company had money market accounts of $— and $18,071, respectively. The money market accounts are presented at fair market value based on quoted market prices and are classified within Level 1.

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

The Credit Agreement contains customary events of default including, among other things, failure to pay obligations when due, initiation of bankruptcy or insolvency proceedings, defaults on certain other indebtedness, change of control, incurrence of certain material judgments that are not stayed, satisfied, bonded or discharged within 45 days, certain events related to the Employee Retirement Income Security Act of 1974, invalidity of the credit documents, and violation of affirmative and negative covenants or breach of representations and warranties set forth in the Credit Agreement. Upon an event of default, the lenders may, subject to various customary cure rights and grace periods, require the immediate payment of all amounts outstanding and foreclose on collateral. Casper was in compliance with all terms and covenants in the Revolving Credit Facility as of June 30, 2021.

Given the uncertainty around when in 2022 the Company will become cash flow positive, the Company's management estimated that a Cash Dominion Event (as defined under the Credit Agreement) may be triggered based on the level of Deposited Cash (as defined in the Credit Agreement) maintained by the Company. Therefore, the Company's obligations under the Revolving Credit Facility were reclassified to short-term debt as of June 30, 2021.
The Company drew down $16,000 of the Revolving Credit Facility on November 10, 2020. The outstanding balance of the Revolving Line was $16,000 as of June 30, 2021 at an interest rate of 3.50%. During the three and six months ended June 30, 2021, interest expense incurred on the Revolving Line was $208 and $581, respectively.
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

On August 9, 2019, Casper drew down a $25,000 forty-eight month interest only loan with an interest rate of prime plus 7.25%. The interest rate on the end of term payment is 7.50% of the drawn down amount. As of June 30, 2021, the loan was $25,000. During the three and six months ended June 30, 2021, interest expense incurred on the loan was $946 and $1,882, respectively.

On November 1, 2019, Casper drew down a $25,000 thirty-six month interest only loan with an interest rate of prime plus 6.0%. The end of term payment is 6.25% of the drawn down amount. As of June 30, 2021, the outstanding balance under the loan was $25,000. During the three and six months ended June 30, 2021, interest expense incurred on the loan was $889 and $1,771, respectively.

As of June 30, 2021, the Company was in compliance with all covenants under the Amended Subordinated Facility.
See Note 14, Warrants for additional information on warrants issued in conjunction with the Subordinated Facility.

(8)  Stock-Based Compensation
Stock-based compensation costs amounted to $3,564 and $7,349 for the three and six months ended June 30, 2021 and $3,284 and $5,945 for the three and six months ended June 30, 2020, respectively. These amounts include stock-based compensation to employees and non-employees, and is included within general and administrative expense.

The total number of stock options, restricted stock units (“RSUs”), and performance stock units (“PSUs”) vested during the six months ended June 30, 2021 was 1,837,465 at a total fair value of $15,141.

During the six months ended June 30, 2021, the Company extended the term of certain fully vested stock options for certain employees resulting in the immediate recognition of incremental stock-based compensation expense of $286.

During the six months ended June 30, 2021, the Company granted 167,692 stock options.

During the six months ended June 30, 2021, options to purchase 136,925 shares of common stock were exercised. The intrinsic value, which is the difference between the market value of the stock and the exercise price of the stock options, of those options exercised was $1,144.
As of June 30, 2021, the total unrecognized stock-based compensation expense related to stock options was $13,873. The Company expects to recognize this expense over the remaining weighted-average period of approximately 2.28 years.

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

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

During the three months ended June 30, 2021, the Company granted 189,864 restricted stock units (“RSUs”), and zero performance stock units (“PSUs”), of which 88,935 RSUs and zero PSUs were forfeited. During the six months ended June 30, 2020, the Company granted 1,546,598 RSUs and 401,464 PSUs, of which 175,063 RSUs and 155,169 PSUs were forfeited. The fair value of the units granted was equal to the average stock price on the grant date.

Total stock-based compensation expense of $2,658 and $4,404 related to RSUs was recognized for the three and six months ended June 30, 2021 and 2020, respectively, and is included within general and administrative expense. The Company expects to recognize the expense for RSUs over the vesting period of four years for new hire grants and annual awards issued in 2021, three years for RSUs issued in 2020, and 1 year for director grants.

The PSUs earned will vest within two years from the grant date based on the Company's performance. During the three and six months ended June 30, 2021, the Company recognized expense related to PSUs of $191 and $493, respectively.

As of June 30, 2021, the total unrecognized stock-based compensation expense related to RSUs and PSUs was $22,148 and $2,545, respectively. As of June 30, 2021, the Company expects to recognize this expense over the remaining weighted-average period of approximately 2.75 years.

The following table summarizes the activity related to the Company's RSUs and PSUs:

Restricted Stock Units and Performance Stock Units	Outstanding shares	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
Balance as of January 1, 2021	2,236,235		$8.16
Granted	1,948,062		$8.36
Vested and converted to shares	(713,220)	$5,471	$8.65
Forfeited	(330,232)		$8.50
Balance as of June 30, 2021	3,140,845		$8.12

(9)  Significant Risks and Uncertainties Including Business and Credit Concentrations
Risks and Uncertainties
In December 2019, the COVID-19 disease caused by the novel coronavirus was reported in the media, and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On March 11, 2020, the WHO characterized COVID-19 as a pandemic. The broader implications of the COVID-19 pandemic on the Company’s results of operations and overall financial performance remain uncertain. The Company has experienced and may continue to experience significant supply chain disruptions due to extended materials and components constraints, labor shortages, and logistics delays, resulting in higher costs of goods with respect to certain products that could materially adversely impact the Company’s business, results of operations and overall financial performance in future periods. In order to protect the health and safety of our employees, we have continued to limit access to our corporate offices, and our corporate workforce has spent and continues to spend a significant amount of time working from home. We and our retail partners have been and may be required in the future to close or limit service offerings in certain of our stores in response to guidance from applicable government and public health officials, which we expect will result in depressed rates of retail foot traffic and will adversely affect our revenue. As there remains a high degree of uncertainty around the impacts of the COVID-19 pandemic, including any new strains, such as the Delta variant, the Company continues to closely monitor the impacts of COVID-19 on its business, customers, employees, supply chain, and retail partners.

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
At this stage of the Company's development, the ability to generate positive operating cash flows is a risk. The Company has incurred a net loss from operations and net operating cash outflows for the six months ended June 30, 2021, the years 2020 and 2019 and since inception and has an accumulated deficit. As a result, the Company continues to rely upon investors who contributed cash to cover the Company's current operating expenses and obligations and has the ability to draw down on the line of credit. The Company's success will depend in part on its ability to continue to attract new customers, retain existing customers, and curate and market its products. There can be no assurance that the Company will be able to achieve any or all of these success factors. The Company estimates that it will have adequate liquidity to fund operations through August 16, 2022. In the future, if the Company is unable to attain positive cash flow from operations it will need to raise adequate financing or issue additional debt to maintain its current level of operations and growth.
Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash, cash equivalents and restricted cash and accounts receivable, net. The Company places its cash investments with high-credit quality financial institutions. A significant portion of the Company’s accounts receivable, net is with its credit card processors and retail partnerships. The Company believes no significant credit risk exists with respect to these financial instruments.
Concentrations
As of June 30, 2021, three customers comprised 46%, 16% and 16% of the Company's accounts receivable, net balance. As of December 31, 2020, two customers comprised 58% and 15% of the Company’s accounts receivable, net balance.
Revenue within North America and Europe was approximately $279,434 and $—, respectively, for the three and six months ended June 30, 2021. Revenue within North America and Europe was approximately $211,326 and $11,914, for the three and six months ended June 30, 2020.

One customer accounted for 16% of the Company’s revenue for the six months ended June 30, 2021. One customer accounted for 12% of the Company’s revenue for the six months ended June 30, 2020.

(10) Leases
Rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rental expense for operating leases were $4,657 and $10,044 for the three and six months ended June 30, 2021, respectively, and $6,111 and $11,746 for the three and six months ended June 30, 2020, respectively.
As of June 30, 2021, future minimum lease payments under non-cancelable operating leases consisted of the following:

2021 (remaining six months)	$10,536
2022	21,364
2023	21,522
2024	17,739
2025	14,394
Thereafter	72,061
Total minimum lease payments	$157,616

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

The Company maintains leases for its office spaces and retail locations in each location as described in Note 1, Description of Business.
(11) Income Taxes
Effective Tax Rate
The Company’s effective tax rate, which is calculated by dividing each period’s income tax provision by pretax income, was 0.08% and 0.03%, for the three and six months ended June 30, 2021, respectively, and 0.05% and 0.07% for the three and six months ended June 30, 2020, respectively. The effective tax rates for the periods ended June 30, 2021 generally differ from the U.S. federal statutory tax rate primarily due to a full valuation allowance related to the Company’s U.S. deferred tax assets.
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

(12) Accrued Expense
Accrued expenses consist of the following:

	June 30, 2021	December 31, 2020
Marketing	$19,501	$17,479
Tax fees	12,420	13,723
General trade	16,073	10,592
Other	18,135	12,947
Total Accrued Expenses	$66,129	$54,741

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
(13) Convertible Preferred Stock, Common Stock, and Stockholders’ (Deficit) / Equity
(a)  Common Stock
On February 10, 2020, in connection with our IPO, all shares of Class A common stock and Class B common stock were converted into common stock with a par value of $0.000001, per share and we issued and sold 8,350,000 shares of our common stock at a price to the public of $12.00 per share resulting in net proceeds to us of approximately $88,000 after deducting the underwriting discount of approximately $6,500 and offering expenses of approximately $5,700.

As of June 30, 2021, the Company had 170,000,000 shares of authorized common stock. Each holder of the Company's common stock is entitled to one vote per share on all matters to be voted upon by the stockholders. There are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Company's Board of Directors out of legally available funds. If there is a liquidation, dissolution or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock.

(b)  Convertible Preferred Stock
On February 10, 2020, upon the closing of the Company's IPO, all outstanding shares of convertible preferred stock were automatically converted into an aggregate of 20,485,054 shares of common stock.

(14) Warrants
In connection with the Subordinated Facility, as described in Note 7, Debt, on March 1, 2019, Casper entered into two warrant agreements with TriplePoint Venture Growth BDC Corp. and TriplePoint Capital LLC for 19,201 shares of Series D preferred stock and 12,801 shares of Series D preferred stock, respectively, at an exercise price per share of $31.24715, (the “TPC Warrants”). TriplePoint’s right under the warrant agreements to purchase the Series D preferred stock will be available for seven years from March 1, 2019, subject to certain exercise conditions. In the event these warrant agreements are exercised, TriplePoint will have the right to purchase under the warrant agreements the common stock into which each share of the Series D preferred stock is convertible at the time of such exercise. As of June 30, 2021, TriplePoint's right under these warrant agreements to purchase 32,002 shares of common stock were still outstanding and will be available for seven years from March 1, 2019, subject to certain exercise conditions.

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

Lease Guidance
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which supersedes the existing lease guidance under current U.S. GAAP. ASU 2016-02 is based on the principle that entities should recognize assets and liabilities arising from leases. The new standard does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard and leases continue to be classified as finance or operating. ASU 2016-02’s primary change is the requirement for entities to recognize a lease liability for payments and a right-of-use (“ROU”) asset representing the right to use the leased asset during the term of an operating lease arrangement. Lessees are permitted to make an accounting policy election not to recognize the asset and liability for leases with a term of 12 months or less. In addition, ASU 2016-02 expands the disclosure requirements of lease arrangements. Upon adoption, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, “Targeted Improvements”, which allows for a new, optional transition method that provides the option to use the effective date as the date of initial application on transition. Under this option, the comparative periods would continue to apply the legacy guidance in Accounting Standard Codification (“ASC”) 840, including the disclosure requirements, and a cumulative effect adjustment would be recognized in the period of adoption rather than the earliest period presented. Under this transition option, comparative reporting would not be required, and the provisions of the standard would be applied prospectively to leases in effect at the date of adoption. The Company is currently working to complete the design of new processes and internal controls, which include the implementation of a software solution and finalizing the evaluation of Casper’s population of leased assets to assess the effect of the new guidance on the financial statements. On April 8, 2020 the FASB extended the implementation deadline of ASC 842 for companies following the private company adoption calendar. As such, the Company plans to follow the private adoption calendar as permitted and adopt the new guidance effective January 1, 2022, but has not determined which transition method will be utilized. The new standard provides a number of optional practical expedients in transition. The Company expects to elect the “package of practical expedients” which permits us not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements (the latter is not applicable to us). Casper expects the adoption of the new standard to have a material effect on the Consolidated Financial Statements upon adoption. While the Company continues to assess all of the effects of the adoption, it currently believes the most significant effects relate to the recognition of new ROU assets and lease liabilities on the consolidated balance sheets for operating leases, as well as providing significant new disclosures about leasing activities.

(16) Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended
	June 30, 2021	June 30, 2020
Numerator
Net loss	$(33,746)	$(24,205)
Numerator for basic and diluted loss per share	$(33,746)	$(24,205)

Denominator
Denominator for basic and diluted net loss per share—weighted-average shares	41,439,468	39,708,401
Denominator for basic and diluted net loss per share	41,439,468	39,708,401
Basic and diluted loss per share	$(0.81)	$(0.61)

	Six months ended
	June 30, 2021	June 30, 2020
Numerator
Net loss	$(54,926)	$(58,671)
Numerator for basic and diluted loss per share	$(54,926)	$(58,671)

Denominator
Denominator for basic and diluted net loss per share—weighted-average shares	41,118,464	33,808,771
Denominator for basic and diluted net loss per share	41,118,464	33,808,771
Basic and diluted loss per share	$(1.34)	$(1.74)

    Since the Company was in a loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the inclusion of all potential common shares outstanding would have been anti-dilutive.
The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the three and six months ended June 30, 2021 and 2020.

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Warrants to purchase common stock	32,002	33,311	32,002	33,311
Stock options and RSUs	6,774,875	6,977,117	6,928,892	6,977,118

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
We distribute our products through a flexible, multi-channel approach combining our direct-to-consumer channel, including our e-commerce platform and retail stores, with our retail partnerships. Our multi-channel approach enables us to meet consumers where they want to shop, servicing them throughout their entire purchase journey. We believe our channels are complementary and creates a synergistic “network effect” that increases sales as a whole, As of June 30, 2021, we distributed our products directly to our customers in North America through our e-commerce platform, our 72 Casper stores, and more than 25 retail partners.
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

In order to protect the health and safety of our employees, we have continued to limit access to our corporate offices and our corporate workforce has spent and continues to spend a significant amount of time working from home during this period. Access to our offices will remain limited until we are able to safely and responsibly re-open them on a broader basis in accordance with governmental and public health guidance, as well as health and safety policies tailored to our operations.
As of the date of this Quarterly Report on Form 10-Q, 71 of our 72 total Casper stores are open and operating (with one temporarily closed for renovations), with each offering walk-in shopping, private in-store appointments, and curbside pick-up services. The health and safety of our customers and employees remain our top priority, and we have implemented and continuously update a suite of COVID-19-related operating policies and protocols as part of our retail operations, including, where appropriate, limiting in-store hours and capacity consistent with public health guidance and best practices. We also continuously monitor developments related to COVID-19 in locations where we have retail operations, and have developed procedures to enable us to responsibly and efficiently open or close our stores and adjust our service offerings as needed in response to changing COVID-19 conditions and applicable guidance from government and public health officials. During the six months ended June 30, 2021, the COVID-19 pandemic continued to adversely impact sales in our retail stores, primarily due to limitations in service offerings and continuing depressed rates of retail foot traffic in certain locations as a result of restrictions on retail businesses and shifting consumer preferences in response to COVID-19.

We also continue to work with our manufacturing, logistics and other supply chain partners to build communication and monitoring processes for key aspects of our product and delivery supply chain. During the second quarter of 2021, we experienced increased upstream supply chain disruptions due to industry-wide components and raw materials constraints critical to mattress production, extensive labor shortages and shipping constraints resulting, in part, from the ongoing COVID-19 pandemic, as well as the lingering effects of severe weather in the southern region of the United States in the first quarter of 2021, among other factors. As a result of the aforementioned upstream supply chain disruptions, during the second quarter of 2021, we experienced and continue to experience increased delivery times for certain of our products and constraints on our ability to meet demand from certain of our retail partners and in our direct-to-consumer channel, as well as higher costs of goods sold with respect to certain of our products. To mitigate the impacts of these disruptions, we are actively diversifying and expanding our supplier base, continuing to work closely with our suppliers to reallocate production and increase our levels of safety stock inventory, renegotiating certain logistics costs, and planning to implement price increases across certain product lines. There remains significant uncertainty around the impact of the COVID-19 pandemic on the global supply chain, and we expect certain upstream supply chain disruptions to continue to impact our suppliers and logistics providers in the second half of 2021. We continue to partner closely with these providers to attempt to mitigate any potential product or delivery supply chain constraints in future quarters.

Substantially all of our retail partners, including our largest partners, remained open for business, both in-store and online, during the second quarter of 2021, and as of the date of this Quarterly Report on Form 10-Q, substantially all of our retail partners have resumed their in-store operations. Accordingly, we have not experienced any material issues to date with respect to our accounts receivable from our retail partners or needed to materially increase our allowances for accounts receivable balances. We are, however, continuing to work closely with our retail partners to monitor the situation.

The COVID-19 pandemic has impacted, and we expect will continue to impact, our revenues, results of operations and financial condition. At this time, however, there remains significant uncertainty relating to the trajectory of the COVID-19 pandemic and impact of related responses. We will continue to closely monitor the impact of COVID-19 on our business, including with respect to our customers, employees, supply chain, and retail partners. The future impact that COVID-19 will have on our financial position and operating results remains subject to numerous uncertainties, including the efficacy and rate of adoption of vaccination programs, the spread of new strains of COVID-19, such as the Delta variant, duration of the pandemic, governmental and public health actions, impacts on our supply chain, the effect on customer demand, and changes to our operations. See “Risk Factors—The COVID-19 pandemic has affected, and could continue to adversely affect, our business, financial condition and results of operations” in Part I, Item 1.A. of our 2020 Form 10-K.

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

Restructuring.    Restructuring expenses consist of costs associated with implementing strategic changes in the Company's business structure including reductions in work force, office, lease exit costs related to the sublease and consolidation of certain corporate office space and exiting of certain lines of business or geographies.
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
Seasonality and Quarterly Comparability
Our revenue includes a seasonal component, with the highest sales activity normally occurring during the second and third quarters of the year due to back-to-school, home moves and other seasonal factors, along with seasonal promotions we offer during these quarters. The timing of on-boarding new retail partnerships, which typically launch with large inventory buy-ins, and the timing of launching new products may also impact comparability between periods. These factors can also impact our working capital and/or inventory balances in a given period. Our results and quarterly comparability may also be affected by broader market factors and conditions, such as the COVID-19 pandemic and industry-wide supply chain disruptions. The full extent to which these factors impact our seasonality and quarterly comparability will depend on numerous evolving factors that we are not able to accurately predict due to the uncertainty related to the pandemic, unusual weather conditions and other economic uncertainties.

Results of Operations
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

    The following table sets forth information comparing the components of operations and comprehensive loss for the periods indicated.

	Three months ended June 30		Period over Period Change		Three months ended June 30
	2021	2020	Dollar	Percentage	2021	2020
	(in thousands, except percentages)				(as a % of Revenue)
Revenue	$151,756	$110,196	$41,560	37.7%	100.0%	100.0%
Cost of goods sold	79,223	53,131	26,092	49.1%	52.2%	48.2%
Gross profit	72,533	57,065	15,468	27.1%	47.8%	51.8%
Operating expenses
Sales and marketing	39,897	33,181	6,716	20.2%	26.3%	30.1%
General and administrative	48,159	42,017	6,142	14.6%	31.7%	38.1%
Restructuring	17,584	4,129	13,455	325.9%	11.6%	3.7%
Total operating expenses	105,640	79,327	26,313	33.2%	69.6%	72.0%
Loss from operations	(33,107)	(22,262)	(10,845)	48.7%	(21.8)%	(20.2)%
Other (income) expense:
Net interest expense	1,781	2,152	(371)	(17.2)%	1.2%	2.0%
Other (income) expense, net	(1,159)	(219)	(940)	429.1%	(0.8)%	(0.2)%
Total other expenses, net	622	1,933	(1,311)	(67.8)%	0.4%	1.8%
Loss before income taxes	(33,729)	(24,195)	(9,534)	39.4%	(22.2)%	(22.0)%
Income tax (benefit) expense	17	10	7	69.3%	—%	—%
Net loss	$(33,746)	$(24,205)	$(9,541)	39.4%	(22.2)%	(22.0)%
Revenue
Revenue was $151.8 million for the three months ended June 30, 2021, an increase of $41.6 million, or 37.7%, compared to $110.2 million for the three months ended June 30, 2020. Revenue increased as a result of higher sales through our direct-to-consumer and retail partnership channels and the introduction of new products, partially offset by our European operations which did not contribute to revenue for the three months ended June 30, 2021, as a result of the closure of these operations in the second quarter of 2020. North America revenue was up $46.8 million, or 44.6%, for the three months ended June 30, 2021 compared to the same period in the prior year. Sales from our European operations, which did not contribute to revenue for the three months ended June 30, 2021, had revenue of $5.2 million for the three months ended June 30, 2020. Direct-to-consumer revenue increased $18.5 million, or 22.9%, compared to the three months ended June 30, 2020, driven primarily by higher sales in our retail stores in North America due to limited operations in the prior year, partially offset by our European operations which did not contribute to revenue for the three months ended June 30, 2021. Although all of our 72 stores were open and operating as of the end of the second quarter of 2021, operations in certain locations were limited due to public health and government pandemic orders. North America direct-to-consumer revenue increased $23.7 million or 31.3%, compared to the three months ended June 30, 2020. Sales to retail partners were up $23.0 million, or 78.7%, compared to the three months ended June 30, 2020. This increase was driven by revenue growth with our existing retail partners, the introduction of new retail partners compared to the comparable period in the prior year to end the quarter with more than 25 partners, and the expansion of our product offerings. North America retail partnership revenue increased $23.0 million, or 78.9%, compared to the three months ended June 30, 2020.

Gross Profit and Cost of Goods Sold
Gross profit was $72.5 million for the three months ended June 30, 2021, an increase of $15.5 million, or 27.1%, compared to $57.1 million for the three months ended June 30, 2020. Cost of goods sold was $79.2 million for the three months ended June 30, 2021, an increase of $26.1 million, or 49.1%, compared to $53.1 million for the three months ended June 30, 2020. Gross margin for the three months ended June 30, 2021 was 47.8% compared to 51.8% for the three months ended June 30, 2020. The decrease in gross margin was driven by a 390 basis points impact from an increase in product costs due to supply chain constraints and a shift in channel mix to lower margin retail partnerships compared to the prior year period.

Sales and Marketing
Sales and marketing expenses were $39.9 million for the three months ended June 30, 2021, an increase of $6.7 million, or 20.2%, compared to $33.2 million for the three months ended June 30, 2020. Sales and marketing expenses increased as we continued to invest in advertising spend to drive traffic to our e-commerce website, market our products to consumers and build our brand. Sales and marketing expenses as a percentage of revenue was 26.3% for the three months ended June 30, 2021, compared to 30.1% for the three months ended June 30, 2020, due to the growth of our retail partnership channel which requires lower sales and marketing support.

General and Administrative
General and administrative expenses were $48.2 million for the three months ended June 30, 2021, an increase of $6.1 million, or 14.6%, compared to $42.0 million for the three months ended June 30, 2020. General and administrative expenses increased primarily due to higher payroll to support the growth of the business, partially offset by lower occupancy expenses. General and administrative expenses as a percentage of revenue were 31.7% for the three months ended June 30, 2021 compared to 38.1% for the three months ended June 30, 2020 due primarily to improved efficiency as revenue growth outpaced operating expenses.
Restructuring
Restructuring expenses were $17.6 million for the three months ended June 30, 2021, an increase of $13.5 million compared to $4.1 million for the three months ended June 30, 2020. The increase in restructuring expenses primarily relates to lease exit costs and asset impairments associated with the sublease and consolidation of office space into the New York metro area as the Company continues to refine strategic shifts in its business structure, including adapting to a hybrid work environment.
Total Other Expense, Net
Total other expenses, net were $0.6 million for the three months ended June 30, 2021, a decrease of $1.3 million, or 67.8%, compared to $1.9 million for the three months ended June 30, 2020. The decrease in total other expenses, net was due to $1.2 million of adjustment of indirect tax provisions in addition to lower interest costs incurred on outstanding balances of our debt facilities.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
    The following table sets forth information comparing the components of operations and comprehensive loss for the periods indicated.

	Six Months Ended June 30,		Period over Period Change		Six Months Ended June 30,
	2021	2020	Dollar	Percentage	2021	2020
	(in thousands, except percentages)				(as a % of Revenue)
Revenue	$279,434	$223,240	$56,194	25.2%	100.0%	100.0%
Cost of goods sold	140,218	113,211	27,007	23.9%	50.2%	50.7%
Gross profit	139,216	110,029	29,187	26.5%	49.8%	49.3%
Operating expenses
Sales and marketing	80,427	70,655	9,772	13.8%	28.8%	31.6%
General and administrative	92,663	89,004	3,659	4.1%	33.2%	39.9%
Restructuring	17,985	5,440	12,545	230.6%	6.4%	2.4%
Total operating expenses	191,075	165,099	25,976	15.7%	68.4%	74.0%
Loss from operations	(51,859)	(55,070)	3,211	(5.8)%	(18.6)%	(24.7)%
Other (income) expense:
Net interest expense	4,297	4,308	(11)	(0.3)%	1.5%	1.9%
Other (income) expense, net	(1,266)	(733)	(533)	72.7%	(0.5)%	(0.3)%
Total other expenses, net	3,031	3,575	(544)	(15.3)%	1.1%	1.6%
Loss before income taxes	(54,890)	(58,645)	3,755	(6.4)%	(19.6)%	(26.3)%
Income tax (benefit) expense	36	26	10	38.8%	—%	—%
Net loss	(54,926)	(58,671)	3,745	(6.4)%	(19.7)%	(26.3)%
Revenue
Revenue was $279.4 million for the six months ended June 30, 2021, an increase of $56.2 million, or 25.2%, compared to $223.2 million for the six months ended June 30, 2020. Revenue increased as a result of higher sales through our direct-to-consumer and retail partnership channels and the introduction of new products, offset by the closure of our European operations at the end of the second quarter of 2020. North America sales were up $68.1 million, or 32.2%, for the six months ended June 30, 2021 compared to the same period in the prior year and our European operations, which we closed at the end of the second quarter of 2020, had revenue of $11.9 million for the six months ended June 30, 2020. Direct-to-consumer revenues increased $21.5 million, or 12.5% compared to the six months ended June 30, 2020 driven primarily by higher sales in our retail stores in North America due to limited operations in the prior year, partially offset by our European operations which did not contribute to revenue for the six months ended June 30, 2021. Although all of our 72 stores were open and operating as of the end of the second quarter of 2021, operations in certain locations were limited due to public health and government pandemic orders. North America direct-to-consumer revenue increased $33.0 million, or 20.7%, compared to the six months ended June 30, 2020. Sales to retail partners increased by $34.7 million, or 66.8%, compared to the six months ended June 30, 2020. This increase was driven by revenue growth with our existing partners, the introduction of several new retail partners compared to the same comparable period in the prior year to end the quarter with more than 25 retail partners, and the expansion of our product offerings. North America retail partnership revenue increased $35.1 million, or 68.0%, compared to the six months ended June 30, 2020. Additionally, during the six months ended June 30, 2021, we believe our revenue was negatively impacted by supply chain constraints that extended the time required to fulfill customer orders and resulted in lost orders. We have taken active measures which we expect to mitigate these supply chain issues in future periods.

Gross Profit and Cost of Goods Sold

Gross profit was $139.2 million for the six months ended June 30, 2021, an increase of $29.2 million, or 26.5%, compared to $110.0 million for the six months ended June 30, 2020. Cost of goods sold was $140.2 million for the six months ended June 30, 2021, an increase of $27.0 million, or 23.9%, compared to $113.2 million for the six months ended June 30, 2020. Gross margin for the six months ended June 30, 2021 was 49.8% up 50 basis points from the 49.3% for the six months ended June 30, 2020. The increase in gross margin in the six months ended June 30, 2021 was driven by a 370 basis points product mix impact related to our new mattress line launched in March 2020 compared to the prior year period. This gain was coupled by a 70 basis points charge associated with a change in our logistics providers as well as a 90 basis points benefit from the discontinuation of our European operations for the six months ended June 30, 2021. These improvements were partially offset by a 470 basis points impact from higher product costs due to supply chain disruption and a shift in channel mix to lower margin retail partnerships in the six months ended June 30, 2021 compared to the prior year period.

Sales and Marketing
Sales and marketing expenses were $80.4 million for the six months ended June 30, 2021, an increase of $9.8 million, or 13.8%, compared to $70.7 million for the six months ended June 30, 2020. Sales and marketing expenses increased as we continued to invest in driving traffic to our e-commerce website, marketing our products to consumers and building our brand. Sales and marketing expenses as a percentage of revenue was 28.8% for the six months ended June 30, 2021, compared to 31.6% for the six months ended June 30, 2020, due to the growth of our retail partnership channel which requires lower sales and marketing support.
General and Administrative
General and administrative expenses were $92.7 million for the six months ended June 30, 2021, an increase of $3.7 million, or 4.1%, compared to $89.0 million for the six months ended June 30, 2020. General and administrative expenses increased primarily due to the operating costs related to our expanded retail presence of 13 net new stores compared to the first half of 2020, as well as expenses related to being a public company. General and administrative expenses as a percentage of revenue decreased from 39.9% for the six months ended June 30, 2020 to 33.2% for the six months ended June 30, 2021 reflecting improved efficiency as revenue growth outpaced operating expenses.
Restructuring
Restructuring expenses were $18.0 million for the six months ended June 30, 2021, an increase of $12.5 million compared to $5.4 million for the six months ended June 30, 2020. The increase in restructuring expenses primarily relates to the sublease and consolidation of office space as the Company continues to refine strategic shifts in its business structure, in addition to severance costs.

Total Other Expenses, Net
Total other expenses, net were $3.0 million for the six months ended June 30, 2021, a decrease of $0.5 million, or 15.3%, compared to $3.6 million for the six months ended June 30, 2020. The decrease in total other expenses, net was primarily due to $1.2 million of adjustment of indirect tax provisions in addition to lower interest costs incurred on outstanding balances of our debt facilities.
.

Key Operating Metrics and Non-GAAP Financial Measures

We prepare and analyze operating and financial data to assess the performance of our business and allocate our resources. The key operating performance and financial metrics and indicators we use are set forth below. The following table sets forth our key performance indicators for the three and six months ended June 30, 2021 and 2020, respectively.

	Three months ended June 30		Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	2021	2020
Gross margin	47.8%	51.8%	49.8%	49.3%
Adjusted EBITDA	$(6,657)	$(11,435)	$(17,292)	$(34,322)
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
The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Net loss	$(33,746)	$(24,205)	$(54,926)	$(58,671)
Income tax expense	17	10	36	26
Interest (income) expense	1,781	2,152	4,297	4,308
Depreciation and amortization	4,144	3,195	7,967	6,343
Stock based compensation(a)	3,563	3,284	7,349	5,945
Restructuring(b)	17,584	4,129	17,985	5,440
Legal settlements(c)	—	—	—	1,500
Transaction costs(d)	—	—	—	787
Adjusted EBITDA	$(6,657)	$(11,435)	$(17,292)	$(34,322)

(a)    Represents non-cash stock-based compensation expense.
(b)    The 2020 costs are associated with implementing strategic changes in the companies' business structure including reductions in work force and exiting of certain lines of business or geographies. The 2021 costs include lease exit costs and asset impairments associated with the consolidation of office space into the New York metro area and certain severance and other employee separation costs.
(c)    Amounts related to litigation settlements.

(d)    Represents expenses incurred for professional, consulting, legal, and accounting services performed in connection with our initial public offering, which are not indicative of our ongoing costs and which were discontinued following the completion of our initial public offering.

Liquidity and Capital Resources
Sources of Funds
Our principal sources of liquidity are our cash and cash equivalents, our Revolving Credit Facility (as defined herein), our Amended Subordinated Facility (as defined herein), and working capital from operations. Cash, cash equivalents and restricted cash consist primarily of cash on deposit with banks. As of June 30, 2021, we had $49.7 million of cash and cash equivalents.
Funding Requirements
Our primary requirements for liquidity and capital are to fund operating losses as we continue to scale our business, for increased working capital requirements and inventory management to meet increased consumer demand, as well as for general corporate needs. Historically, these cash requirements have been met through funds raised by the sale of common equity, utilization of our Revolving Credit Facility, our Amended Subordinated Facility and cash on hand.
We believe that our sources of liquidity and capital will be sufficient to finance our growth strategy and resulting operations, planned capital expenditures and the additional expenses we expect to incur for at least the next 12 months. However, we cannot assure you that cash provided by operating activities or cash, cash equivalents and restricted cash will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted and this dilution could be material. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants and higher interest rates that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all. See “Risk Factors—Risks Related to Our Business—Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from growing” in our 2020 Form 10-K.
Our capital expenditures consist primarily of retail infrastructure, leasehold improvements, product development and computers and hardware.
The following table shows summary cash flow information for the six months ended June 30, 2021 and 2020:

	Six months ended June 30,
(in thousands)	2021	2020
Net cash flows used in operating activities:	$(35,482)	$(46,433)
Net cash used in investing activities	(6,974)	(10,777)
Net cash (used in) provided by financing activities	29	88,140
Effect of exchange rate changes	1	(290)
Net change in cash, cash equivalents, and restricted cash	$(42,426)	$30,640
Operating Activities.    Net cash used in operating activities consists of net loss adjusted for certain non-cash items, including stock-based compensation, property and equipment depreciation, long-term deferred rent and deferred income taxes, as well as the effect of changes in inventory and other working capital amounts.

For the six months ended June 30, 2021, net cash used in operating activities was $35.5 million and was comprised primarily of net loss of $54.9 million, decreased by $21.6 million related to non-cash adjustments, primarily related to depreciation and amortization, asset impairments and stock-based compensation. Changes in working capital increased cash used in operating activities by $2.2 million, primarily due to an increase in inventory of $22.5 million, an increase in accounts receivable of $5.4 million and a decrease in prepaid expenses of $2.1 million, partially offset by an increase in accrued expenses of $11.4 million, an increase in accounts payable of $7.8 million, and increase in other liabilities of $6.5 million and an increase in deferred revenue of $2.2 million. The increase in inventory is primarily driven by an effort to increase levels of safety stock of certain products. Despite this increase, we are experiencing industry-wide challenges to meet the volume for our higher demand mattress products.

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

Investing Activities.    Our net cash used in investing activities consists of purchases of property and equipment which were $7.0 million and $10.8 million for the six months ended June 30, 2021 and 2020, respectively.

Financing Activities.    For the six months ended June 30, 2021, net cash used in financing activities primarily consisted of proceeds from borrowings of $3.0, which was offset by repayments of $3.0 of borrowings resulting in net cash used in financing activities of $0.0 million.

For the six months ended June 30, 2020, net cash provided by financing activities was $88.1 million, primarily from the issuance of equity in our initial public offering.
Revolving Credit Facility
On November 10, 2020, we refinanced the loan and security agreement previously entered into with Pacific Western Bank (as amended, the “Prior Credit Facility”) by entering into a credit agreement (the “Credit Agreement”) by and among the Company, Casper Science LLC and Casper Sleep Retail LLC (collectively, the "Loan Parties"), and Wells Fargo Bank, National Association (“Wells Fargo”), providing for a senior secured asset-based revolving credit facility of up to $30.0 million, with an uncommitted accordion of an additional $15.0 million (the “Revolving Credit Facility”). The Credit Agreement provides that up to $10.0 million of the Revolving Credit Facility is available for issuances of letters of credit, and up to $5.0 million is available for swingline loans. As of the date of this Quarterly Report on Form 10-Q, we had $16.0 million outstanding pursuant to the Revolving Credit Facility, with $17.0 million remaining available for borrowing.

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
Given the uncertainty around when in 2022 the Company will become cash flow positive, the Company's management estimated a Cash Dominion Event (as defined under the Company's Credit Agreement) may be triggered based on the level of Deposited Cash (as defined in the Credit Agreement) maintained by the Company. Therefore, the Company outstanding obligations under the Revolving Credit Facility were reclassified to short-term debt as of June 30, 2021.

Amended Subordinated Facility
Borrowings under the secured growth capital loan facility agreement (the “Amended Subordinated Facility”) with TriplePoint Venture Growth BDC Corp., as lender and collateral agent, and TriplePoint Capital LLC, as lender (or, together with TriplePoint Venture Growth BDC Corp., “TriplePoint”) accrue interest at the prime rate (which, as defined in the Amended Subordinated Facility, shall be as published in the Wall Street Journal with a floor of 5.25%) plus an applicable margin set forth in the table of terms. The table of terms sets forth 18 options that range on term, amortization, interest rate and other features that can range from an annual interest rate of the prime rate plus 0.0% margin for a three-month interest-only term and up to a prime plus 7.25% margin for a 48-month interest-only term. End of term payments ranged from 0.25% of each advance for a three-month term up to 8.25% for each advance with a 48-month repayment option. The Amended Subordinated Facility also had a 1.25% one-time facility fee for the committed amount, which is initially $50.0 million. There was a 1.5% prepayment penalty in the event that the loan is prepaid within the first 18 months with no prepayment penalty thereafter.
The Amended Subordinated Facility contains certain affirmative and negative covenants, including, among others, restrictions on liens, indebtedness, mergers or acquisitions, investments, dividends or distributions, fundamental changes and affiliate transactions.
As of June 30, 2021, we had $50.0 million outstanding and were in compliance with all covenants and other obligations under the Amended Subordinated Facility.

Contractual Obligations

There have been no material changes to our contractual obligations during the six months ended June 30, 2021 from those previously disclosed in our 2020 Form 10-K, except the signing of a sublease executed on June 30, 2021 related to our office headquarter space and the reclassification of our obligations under the Revolving Credit Facility to short-term debt as disclosed in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any material off-balance sheet arrangements other than leases. See Note 10, Leases to our unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional information.
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
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our Revolving Credit Facility and Amended Subordinated Facility, which carry variable interest rates. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Our Revolving Credit Facility and Amended Subordinated Facility bear interest at variable rates, which exposes us to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of June 30, 2021, we had $16.0 million of variable rate debt outstanding under our Revolving Credit Facility and $50.0 million of fixed rate debt outstanding under our Amended Subordinated Facility. Based on June 30, 2021 debt levels, an increase or decrease of 100 basis points in the effective interest rate on the Revolving Credit Facility and our Amended Subordinated Facility would cause an increase in interest expense of approximately $55 thousand and no change in interest expense over the next 12 months, respectively, due to a floor rate within the agreed upon terms. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

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

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation (as defined by reference to changes in the consumer price index), if any, on our historical results of operations and financial condition have been immaterial. We cannot assure you, however, that our results of operations and financial condition will not be materially impacted by inflation in the future.

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are from time to time subject to various claims, lawsuits and other legal proceedings, including intellectual property claims. Some of these claims, lawsuits and other legal proceedings involve highly complex issues, and often these issues are subject to substantial uncertainties. Accordingly, our potential liability with respect to a large portion of such claims, lawsuits and other legal proceedings cannot be estimated with certainty. Management, with the assistance of legal counsel, periodically reviews the status of each significant matter and assesses potential financial exposure. We recognize provisions for claims or pending litigation when we determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates. If management’s estimates prove incorrect, we could incur a charge to earnings which could have a material adverse effect on our results of operations, financial condition, and cash flows. Beginning in June 2020, several putative class actions have been filed in the U.S. District Court for the Eastern District of New York and the New York State Supreme Court (New York County) by certain of our stockholders against us, our directors, certain of our officers, and certain of the underwriters of our initial public offering alleging violations of the Exchange Act and/or the Securities Act in connection with the initial public offering. The cases are in preliminary stages. Plaintiffs moved voluntarily to dismiss the lawsuit filed in New York State Supreme Court. The dismissal became effective upon the filing of a stipulation of discontinuance on May 3, 2021. As a result of the voluntary dismissal of the New York State Supreme Court complaint, the Company notified the Federal Court it would withdraw its pending motion to stay the Federal Action. The stay motion has since been withdrawn, and the motion to dismiss the Federal Action is scheduled to be fully briefed and filed on September 21, 2021. We believe these lawsuits are without merit and intend to vigorously defend against them.

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

Item 3. Defaults Upon Senior Securities.
None.

Item 5. Other Information.
None.

Item 6. Exhibits.

		Incorporated by Reference				Filed/Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	S-8	333-236377	4.1	2/11/20
3.2	Amended and Restated Bylaws	10-K	001-39214	3.2	2/26/21
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
10.1	Casper Sleep Inc. Directors Deferred Compensation Plan					*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASPER SLEEP INC.

Date: August 16, 2021	By:	/s/ Philip Krim
Philip Krim
Chief Executive Officer
(principal executive officer)

Date: August 16, 2021	By:	/s/ Michael Monahan
Michael Monahan
Chief Financial Officer
(principal financial and accounting officer)