Form 10-Q
period 2021-09-30
Casper Sleep Inc.
filed 2021-11-15
CIK 1598674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________
Commission File Number: 001-39214

Casper Sleep Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	46-3987647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Three World Trade Center 175 Greenwich Street Floor 40 New York, NY	10007
(Address of principal executive offices)	(Zip Code)

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
Yes  ☐  No  ☒
The number of shares of registrant's common stock outstanding as of November 10, 2021 was 41,491,491.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION (unaudited)
Item 1.	Consolidated Financial Statements	7
	Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	7
	Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020	8
	Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ (Deficit) / Equity for the three and nine months ended September 30, 2021 and 2020	9
	Consolidated Statement of Cash Flows for the nine months ended September 30, 2021 and 2020	11
	Notes to Consolidated Interim Financial Statements	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	45

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3.	Defaults Upon Senior Securities	49
Item 5.	Other Information	49
Item 6.	Exhibits	50
Signatures		51

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements about the proposed transaction with Durational Capital Management LP and anticipated benefits thereof; our ability to continue as a going concern; our future results of operations and financial position; anticipated trends in our operating expenses; the extent, duration and the anticipated impact of the COVID-19 pandemic on our business; our business strategy, and plans and objectives of management for future operations, including, among others, statements regarding our ongoing actions in response to the COVID-19 pandemic and continuing industry-wide supply chain constrains and labor shortages, expected growth and market position, future capital expenditures and debt obligations. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the following: we will need additional financing to execute our business plan, to fund our operations and to continue as a going concern; the completion of the proposed transaction with Durational Capital Management LP on anticipated terms and timing, including obtaining stockholder and regulatory approvals, anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the Company’s business and other conditions to the completion of the transaction; conditions to the closing of the transaction may not be satisfied; the transaction may involve unexpected costs, liabilities or delays; the outcome of any legal proceedings related to the transaction; the failure by Durational Capital Management LP to obtain the necessary financing arrangements set forth in the commitment letters received in connection with the transaction; the Company’s ability to implement its business strategy or the failure by the Company to obtain or maintain adequate liquidity; significant transaction costs associated with the proposed transaction; potential litigation relating to the proposed transaction; the risk that disruptions from the proposed transaction will harm the Company’s business, including current plans and operations; the ability of the Company to retain and hire key personnel; potential adverse reactions or changes to business relationships resulting from the announcement or completion of the proposed transaction; legislative, regulatory and economic developments affecting the Company’s business; potential business uncertainty, including changes to existing business relationships, during the pendency of the merger that could affect the Company’s financial performance; restrictions during the pendency of the proposed transaction that may impact the Company’s ability to pursue certain business opportunities or strategic transactions; and unpredictability and severity of catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities; the COVID-19 pandemic could adversely impact our business, financial condition and results of operations; our ability to compete successfully in the highly competitive industries in which we operate; our ability to maintain and enhance our brand; the success of our retail store and retail partnerships expansion plans; our ability to successfully implement our growth strategies related to launching new products; the effectiveness and efficiency of our marketing programs; our ability to manage our current operations and to manage future growth effectively; our past results may not be indicative of our future operating performance; our ability to attract new customers or retain existing customers; the growth of the market for sleep as a retail category and our ability to become a leader or maintain our leadership in the category; the impact of social media and influencers on our reputation; our ability to protect and maintain our intellectual property; our exclusive reliance on third-party contract manufacturers and distributors whose efforts we are unable to fully control; our ability to effectively implement strategic initiatives; our ability to manage our supply chain commensurate with demand and successfully and timely deliver merchandise to our retail partners and customers; the duration and impact of current supply chain constraints and inflationary pressures our business, financial condition and results of operations; our ability to transfer our supply chain and other business processes to a global scale; risks related to fluctuations in the cost and availability of raw materials and fuel; risks relating to our international operations and expansion; we are dependent on our retail partners; general economic and business conditions; we or our service providers could be subject to system failures or interruptions, cyber-based attacks and security breaches or other incidents; risks relating to changing legal and regulatory requirements, and any failure to comply with applicable laws and regulations; we may be subject to product liability claims and other litigation; we may experience fluctuations in our quarterly operating results; we have and expect to continue to incur significant losses; risks relating to our indebtedness; our need for additional funding, which may not be available; risks relating to taxes; our ability to attract and retain qualified personnel;

future sales by us our stockholders may cause the market price of our stock to decline; risks and additional costs relating to our status as a public company; and the other important factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as updated by the risk factors disclosed under the caption “Risk Factors” in this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Casper Sleep Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	As of
Assets	September 30, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$43,102	$88,922
Restricted cash	—	3,162
Accounts receivable, net	31,182	27,663
Prepaid expenses and other current assets	12,469	11,026
Inventory, net	76,332	35,531
Total current assets	163,085	166,304
Property and equipment, net	55,570	66,529
Other assets	1,347	1,368
Total assets	$220,002	$234,201

Liabilities and Stockholders’ (Deficit) / Equity
Current liabilities:
Accounts payable	$69,972	$47,612
Accrued expenses	77,050	54,741
Deferred revenue	11,590	7,430
Short-term debt	16,000	—
Other current liabilities	12,397	9,498
Total current liabilities	187,009	119,281
Long-term debt	50,796	65,546
Other liabilities	25,239	23,907
Total liabilities	263,044	208,734
Stockholders’ (deficit) / equity:
Common stock, $0.000001 par value - 170,000 and 170,000 shares authorized; 41,492 and 40,539 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	451,932	440,248
Accumulated other comprehensive income	41	34
Accumulated deficit	(495,015)	(414,815)
Total stockholders’ (deficit)/equity	(43,042)	25,467
Total liabilities and stockholders’ (deficit) / equity	$220,002	$234,201

See accompanying notes to consolidated financial statements (unaudited).

Casper Sleep Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$156,534	$123,464	$435,969	$346,704
Cost of goods sold	92,632	54,944	232,850	168,155
Gross profit	63,902	68,520	203,119	178,549
Operating expenses
Sales and marketing expenses	38,431	42,565	118,858	113,220
General and administrative expense	46,140	39,518	138,802	128,522
Restructuring expenses	2,394	155	20,379	5,595
Total operating expenses	86,965	82,238	278,039	247,337
Loss from operations	(23,063)	(13,718)	(74,920)	(68,788)
Other (income) expense
Net interest expense	2,212	2,127	6,509	6,435
Other income, net	(17)	(9)	(1,283)	(742)
Total other expenses, net	2,195	2,118	5,226	5,693
Loss before income taxes	(25,258)	(15,836)	(80,146)	(74,481)
Income tax expense	16	20	52	46
Net loss	(25,274)	(15,856)	(80,198)	(74,527)
Other comprehensive income (loss)
Currency translation adjustment	(7)	(226)	(41)	(516)
Total comprehensive loss	$(25,281)	$(16,082)	$(80,239)	$(75,043)

Net loss per share attributable to common stockholders, basic and diluted	$(0.61)	$(0.40)	$(1.94)	$(2.07)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	41,249,097	40,118,959	41,239,921	35,927,521

See accompanying notes to consolidated financial statements (unaudited).

Casper Sleep Inc. and Subsidiaries
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ (Deficit)/Equity
(In thousands, except share and per share amounts)
(Unaudited)

	Convertible Preferred Stock		Casper Sleep Inc, Stockholders
	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ (deficit) / equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	40,538,644	$—	$440,248	$34	$(414,815)	$25,467
Exercise of employee stock options	—	—	130,925	—	29	—	—	29
Stock based compensation expense	—	—	—	—	3,786	—	—	3,786
Issuance of Common Stock pursuant to the 2020 Equity Plan	—	—	755,623	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	19	—	19
Net loss	—	—	—	—	—	—	(21,180)	(21,180)
Balance at March 31, 2021	—	$—	41,425,192	$—	$444,063	$53	$(435,995)	$8,121
Exercise of employee stock options	—	—	6,000	—	—	—	—	—
Stock based compensation expense	—	—	—	—	3,563	—	—	3,563
Issuance of Common Stock pursuant to the 2020 Equity Plan	—	—	19,722	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	—	—	(33,746)	(33,746)
Balance at June 30, 2021	—	$—	41,450,914	$—	$447,626	$34	$(469,741)	$(22,081)
Stock based compensation expense	—	—	—	—	4,306	—	—	4,306
Issuance of Common Stock pursuant to the 2020 Equity Plan	—	—	40,970	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	(25,274)	(25,274)
Balance at September 30, 2021	—	$—	41,491,884	$—	$451,932	$41	$(495,015)	$(43,042)
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

Casper Sleep Inc. and Subsidiaries
Consolidated Statement of Cash Flows
(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows used in operating activities:
Net loss	$(80,198)	$(74,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization [1]	12,255	11,047
Stock based compensation expense	11,655	9,691
Asset impairments	8,933
Other	(2,662)	2,328
Changes in assets and liabilities:
Accounts receivable, net	(3,520)	13,485
Prepaid expenses and other current assets	(1,443)	9,393
Inventory, net	(40,801)	4,484
Other assets	20	(552)
Accounts payable	22,738	(3,843)
Accrued expenses	22,308	(14,884)
Deferred revenue	4,159	583
Other liabilities	8,144	(4,191)
Net cash used in operating activities	(38,412)	(46,986)
Cash flows used in investing activities:
Purchases of property and equipment [2]	(10,606)	(12,559)
Net cash used in investing activities	(10,606)	(12,559)
Cash flows provided by financing activities:
Exercise of stock options and warrants	29	612
Proceeds from equity issuance	—	87,999
Proceeds from borrowings	3,000	—
Repayment on borrowings	(3,000)	—
Net cash provided by financing activities	29	88,611
Effect of exchange rate changes	7	(516)
Net change in cash, cash equivalents, and restricted cash	(48,982)	28,550
Cash, cash equivalents, and restricted cash at beginning of period	92,084	67,578
Cash, cash equivalents, and restricted cash at end of the period	$43,102	$96,128

Supplemental disclosure of cash paid for:
Interest paid	$(4,877)	$(4,484)

1 Depreciation and amortization for the nine months ended September 30, 2021 and 2020 consists of $12,255 and $9,656 recorded in general and administrative expenses and $— and $1,391 recorded in restructuring expenses, respectively, on the Consolidated Statements of Operations and Comprehensive Loss.
2 Purchases of property and equipment is net of fixed assets purchases that are included in accounts payable amounting to $408 and $363 at September 30, 2021 and 2020, respectively.

See accompanying notes to consolidated financial statements (unaudited)

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)(Unaudited)

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
The Company comprises Casper Sleep Inc. and its wholly-owned subsidiaries, Casper Science LLC, Casper Sleep Retail LLC, and Casper Sleep Limited (“Casper UK Holdco”). Casper UK Holdco wholly-owns Casper Sleep GmbH and Casper Sleep (UK) Limited.
On November 14, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Marlin Parent, Inc., a Delaware corporation (“Parent”), and Marlin Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into Casper Sleep Inc., with Casper Sleep Inc. surviving the merger as a wholly-owned subsidiary of Parent (the “Merger”). Parent and Merger Sub are subsidiaries of an investment vehicle managed by Durational Capital Management LP, a U.S.-based private equity firm. See Note 20, Subsequent Events for further information.
(2) Basis of Presentation
The Company presents its financial statements on a consolidated basis of all its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. All figures expressed, except share and per share amounts, are represented in U.S. dollars in thousands.

The accompanying unaudited financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”). The information included in the accompanying unaudited financial statements reflects all adjustments, all of which are of a normal, recurring nature, that, in the opinion of management, are necessary to present fairly the Company’s results of operations, financial position and cash flows for the periods indicated. The information set forth in the accompanying unaudited financial statements may be subject to normal year-end adjustments. The Company’s business historically has been seasonal in nature, and the results of the interim periods presented are not necessarily indicative of the results to be expected for the full year. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the presentation of the current period consolidated financial statements. For additional information regarding our significant accounting policies, see Note 5, Summary of Significant Account Policies in our consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. There were no significant changes made to the Company's significant accounting policies during the three and nine months ended September 30, 2021.

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)(Unaudited)
Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern and meet its obligations when they become due over the twelve-month period subsequent to the date the financial statements were issued. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities and reported expenses that may be necessary if the Company were unable to continue as a going concern. The Company performed an assessment to determine whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for the twelve-month period following the date the financial statements were issued. The Company has historically incurred significant operating losses and generated negative cash flows from operations. The Company has historically funded its operations primarily through the issuance of common stock and debt. Given the uncertainty as to when the Company will become cash flow positive, primarily due to supply chain constraints which has negatively impacted the Company's gross margin, the October 31, 2022 maturity date of its Amended Subordinated Facility (as defined herein) and the maturity date of its Revolving Credit Facility (as defined herein) which is the earlier of (a) November 10, 2023 or (b) 91 days prior to the earliest maturity date, of its Amended Subordinated Facility, (i.e., August 1, 2022), the Company believes that its current level of cash and cash equivalents are not sufficient to fund ongoing operations for the twelve-month period after the financial statements are issued. The existence of these conditions raises substantial doubt about the Company's ability to continue as a going concern for the twelve-month period following the date the financial statements are issued.

The Company will require additional liquidity to continue its operations over the next twelve months. In addition to securing additional capital pursuant to the Bridge Loans and entering into the proposed transaction with Durational Capital Management LP, the Company is focused on identifying operational improvements and related cost savings and will work to implement any identified savings in 2022. The also Company intends to raise additional funds by way of refinancing its debt or through private or public offerings, if the completion of the proposed transaction with Durational Capital Management LP is not successful. While the Company believes in the viability of its strategy to generate sufficient revenue, reduce costs and in its ability to raise additional funds, there can be no assurances that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to obtain additional financing.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
(In thousands, except share and per share amounts)(Unaudited)
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

(4) Disaggregated Revenue

The following tables disaggregate our net sales by geography and channel for the periods indicated:

	Three Months Ended September 30,
	2021	2020
North America Region	$156,534	$123,438
EU Region	—	26
Total	$156,534	$123,464

Direct to Consumer	$96,510	$89,864
Retail Partnerships	60,024	33,600
Total	$156,534	$123,464

	Nine Months Ended September 30,
	2021	2020
North America Region	$435,969	$334,763
EU Region	—	11,941
Total	$435,969	$346,704

Direct to Consumer	$289,234	$261,129
Retail Partnerships	146,735	85,575
Total	$435,969	$346,704

(5) Restructuring

Restructuring expense consists of costs associated with implementing strategic changes in the Company's business structure including reductions in work force, lease exit costs related to the sublease and consolidation of certain corporate office space and exiting of certain lines of business or geographies.
In response to the COVID-19 pandemic, the Company implemented a number of restructuring actions focused on cost savings and renewed focus on commercial operations in North America. Restructuring expenses for the

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)(Unaudited)
three and nine months ended September 30, 2021 relate to lease exit costs and asset impairments associated with sublease and the consolidation of office space into the New York metro area as the Company continues to refine strategic shifts in its business structure including adapting to a hybrid work environment and certain severance and other employee separation costs. Restructuring expenses for the three and nine months ended September 30, 2020 relate to costs associated with restructuring our retail operations and organizational structure, including severance, contract termination costs and other exit activities. Costs associated with these actions amounted to $2,394 and $20,379 for the three and nine months ended September 30, 2021 and $155 and $5,595 for the three and nine months ended September 30, 2020, respectively.
The following tables summarize the charges recorded in connection with these actions during the periods presented:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	EU Closure	US	Total	EU Closure	US	Total
Severance and benefits	$—	$1,714	$1,714	$—	$—	$—
Sublease loss	—	614	614	—	—	—
Other expenses	66	—	66	151	4	155
Total	$66	$2,328	$2,394	$151	$4	$155

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	EU Closure	US	Total	EU Closure	US	Total
Severance and benefits	$—	$2,251	$2,251	$450	$1,060	$1,510
Contract termination	—	—	—	1,327	320	1,647
Asset impairments	—	8,933	8,933	791	1,212	2,003
Sublease loss	—	9,192	9,192			—
Other expenses	(9)	12	3	323	112	435
Total	$(9)	$20,388	$20,379	$2,891	$2,704	$5,595
The Company's accrued liabilities for restructuring at September 30, 2021 was $7,885, which is presented in accrued expenses in the consolidated balance sheet.

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)(Unaudited)

Accrued restructuring balance at December 31, 2020	$1,644
Charges accrued during the three month period ended March 31, 2021	401
Payments made during the three month period ended March 31, 2021	(243)
Accrued restructuring balance at March 31, 2021	$1,802
Charges accrued during the three month period ended June 30, 2021	6,362
Payments made during the three month period ended June 30, 2021	(144)
Accrued restructuring balance at June 30, 2021	$8,020
Reclass for current portion of accrued restructuring	504
Charges accrued during the three month period ended September 30, 2021	1,714
Payments made during the three month period ended September 30, 2021	(2,353)
Accrued restructuring balance at September 30, 2021	$7,885
The Company's long term accrued liabilities for restructuring at September 30, 2021 and December 31, 2020 was $8,812 and $0, which is presented in other liabilities in the consolidated balance sheet.

Accrued restructuring balance at March 31, 2021	$—
Charges accrued during the three month period ended June 30, 2021	$8,812
Payments made during the three month period ended June 30, 2021	—
Accrued restructuring balance at June 30, 2021	$8,812
Charges accrued during the three month period ended September 30, 2021	504
Reclass for current portion during the three month period ended September 30, 2021	(504)
Accrued restructuring balance at September 30, 2021	$8,812

(6) Inventory

Inventory primarily consists of merchandise purchased for sale, as well as costs to deliver merchandise to Casper’s logistics providers and retail stores. The Company’s inventory is stated at cost using standard costing. The Company performs an analysis to determine whether it is appropriate or not to maintain a reserve for excess and obsolete inventory. The reserve is based on historical experience related to the disposal of identified inventory, specifically through sales to retail partners, clearance sales and, ultimately, the expected recoverable value. The value of older inventory can be impacted by new product launches, which can make certain older items obsolete. A lower of cost or market assessment is performed on inventory and reserves established when the net realizable value exceeds the historic cost. Most of Casper’s products have been recently introduced and in existence for less than two years. The Company performs a review of all on hand inventory to determine if any items are deemed obsolete based on specific facts and circumstances.
Storage costs, indirect administrative overhead and certain selling costs related to inventories are expensed in the period incurred.
Inventory consists of the following:

	September 30, 2021	December 31, 2020
Raw materials	$152	$386
Finished goods	61,111	31,575
Inventory in transit	15,069	3,570
Total inventory	$76,332	$35,531

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)(Unaudited)

Raw materials consist of replacement parts and components used in the creation of products. Finished goods is comprised of completed goods including mattresses, pillows, sheets, dog beds, glow lights and furniture.
Inventory in transit is either purchased inventory coming from outside the United States or inventory being transferred between warehouses or from a warehouse to a retail location.
The Company writes down inventory as a result of excess and obsolete inventories, or when it believes that the net realizable value of inventories is less than the carrying value.

(7) Property and Equipment
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
Property and equipment consist of the following:

	September 30, 2021	December 31, 2020
Leasehold improvements	$49,352	$53,404
Furniture and fixtures	28,068	24,294
Construction in progress	6,931	6,021
Computer equipment	5,484	4,984
Computer software	2,405	2,405
Machinery and equipment	929	853
Property and equipment	93,169	91,961
Less: accumulated depreciation	(37,599)	(25,432)
Property and equipment, net	$55,570	$66,529
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
During the three and nine months ended September 30, 2021, the Company recorded impairment charges for leasehold improvements related to restructuring actions of $0 and $8,933, respectively, as a result of lease exit costs incurred. This expense is presented within restructuring expenses on the consolidated statement of operations and comprehensive loss. The Company recorded an impairment charge related to restructuring actions of $— and $2,003 for the three and nine months ended September 30, 2020, primarily as a result of permanently closing three outlet stores, abandoning selected product development activities resulting in impairment of related production assets. Impairment charges are presented within restructuring expenses on the consolidated statements of operations and comprehensive loss. See Note 5, Restructuring for additional details.

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)(Unaudited)

(8) Fair Value of Financial Instruments
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
The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value. Such instruments are classified as Level 1 and are included in cash, cash equivalents, and restricted cash on the consolidated balance sheet.

At September 30, 2021, the Company's valuation of outstanding warrants was measured using a Black-Scholes option pricing model and considered Level 2 inputs.

The following tables summarize assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy for the periods indicated:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash	$43,102	$—	$—	$43,102
Money market funds	—	—	—	—
Total	43,102	—	—	43,102

Liabilities
Preferred stock warrant liabilities	$—	$(38)	$—	$(38)
Total	$—	$(38)	$—	$(38)

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)(Unaudited)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash	$74,013	$—	$—	$74,013
Money market funds	18,071	—	—	18,071
Total	92,084	—	—	92,084

Liabilities
Preferred stock warrant liabilities	$—	$—	$—	$—
Total	$—	$—	$—	$—

As of September 30, 2021 and December 31, 2020, the Company had money market accounts of $— and $18,071, respectively. The money market accounts are presented at fair market value based on quoted market prices and are classified within Level 1.

(9) Other Current Liabilities
Other current liabilities consist of the following:

	September 30, 2021	December 31, 2020
Product return reserve	$8,028	$7,112
Other taxes	3,657	1,501
Other	712	885
Total Other Current Liabilities	$12,397	$9,498

(10) Other Liabilities
Other liabilities consist of the following:

	September 30, 2021	December 31, 2020
Tenant allowance	$7,982	$13,006
Deferred rent	6,072	8,737
Contract liability	1,750	2,125
Long-term accrued restructuring	8,812	—
Other	623	39
Total Other Liabilities	$25,239	$23,907

(11) Debt
The following table presents information related to debt:

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)(Unaudited)

	September 30, 2021		December 31, 2020
	Amount	Rate	Amount	Rate	Maturity Date
Short-term debt
Credit agreement
Revolver (2)	$16,000	3.50% (2)	16,000 (1)	2.75% (2)	(5)
Total	16,000		16,000
Long-term debt
Subordinated facility
Term loan 1	25,000	(3)	25,000	(3)	July 31, 2023
Term loan 2	25,000	(4)	25,000	(4)	October 31, 2022
Total	50,000		50,000
Total debt	$66,000		$66,000

(1) Obligations were reclassified to short-term debt as of September 30, 2021.
(2) Borrowings under the Revolving Credit Facility will be subject to an applicable margin of (i) when average daily availability is greater than or     equal to 50% of the Loan Cap (as defined in the Credit Agreement), 2.50% for LIBOR loans or 1.50% for base rate loans, as well as a letter of credit fee of 2.50%, and (ii) when Average Daily Availability is less than 50% of the Loan Cap, 2.75% for LIBOR loans or 1.75% for base rate loans, as well as a letter of credit fee of 2.75%, in each case subject to adjustments on the first day of each fiscal quarter commencing on January 1, 2021.
(3) Interest at Prime plus 7.25% as of September 30, 2021 and December 31, 2020.
(4) Interest at Prime plus 6.00% as of September 30, 2021 and December 31, 2020.
(5) The Revolving Credit Facility matures on the earlier of November 10, 2023 and 91 days prior to the earliest maturity date of any borrowing under the Amended Subordinated Facility (as defined below).
See Note 20, Subsequent Events for further information.
Revolving Credit Facility

On November 10, 2020, we entered into a credit agreement (the “Credit Agreement”) by and among the Company, Casper Science LLC and Casper Sleep Retail LLC (collectively, the “Loan Parties”), and Wells Fargo Bank, National Association ("Wells Fargo"), providing for a senior secured asset-based revolving credit facility of up to $30,000, with an uncommitted accordion of an additional $15,000 (the “Revolving Credit Facility”). The Credit Agreement provides that up to $10,000 of the Revolving Credit Facility is available for issuances of letters of credit, and up to $5,000 is available for swingline loans. The Revolving Credit Facility is secured by substantially all assets of the Loan Parties, including intellectual property, subject to customary exceptions.

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

The Credit Agreement contains customary events of default set forth in the Credit Agreement. Upon an event of default, the lenders may, subject to various customary cure rights and grace periods, require the immediate payment of all amounts outstanding and foreclose on collateral. The Company was in compliance with all applicable terms and covenants in the Revolving Credit Facility as of September 30, 2021.
Given the uncertainty as to when the Company will become cash flow positive, primarily due to supply chain constraints which has negatively impacted the Company’s gross margin, the Company's management estimated

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)(Unaudited)
that a Cash Dominion Event (as defined under the Credit Agreement) may be triggered based on the level of Deposited Cash (as defined in the Credit Agreement) maintained by the Company. Therefore, the Company's obligations under the Revolving Credit Facility were reclassified to short-term debt as of June 30, 2021.
On each of October 18, 2021 and November 14, 2021, we entered into a limited waiver and amendment to the Credit Agreement. See Note 20, Subsequent Events for further information.

Amended Subordinated Facility

On March 1, 2019, the Company, Casper Science LLC and Casper Sleep Retail LLC entered into a growth capital loan and security facility agreement with TriplePoint Venture Growth BDC Corp., as lender and collateral agent, and TriplePoint Capital LLC, as lender (or, together with TriplePoint Venture Growth BDC Corp., “TriplePoint”), which was subsequently amended on November 10, 2020 (the “Amended Subordinated Facility”). Borrowings under the Amended Subordinated Facility accrue interest at the prime rate (which, as defined in the Amended Subordinated Facility, shall be as published in the Wall Street Journal with a floor of 5.25%) plus an applicable margin set forth in the table of terms.

The Amended Subordinated Facility contains certain affirmative and negative covenants. As of September 30, 2021, The Company was in compliance with all covenants and other obligations under the Amended Subordinated Facility. On November 14, 2021, we entered into an amendment to the Amended Subordinated Facility. See Note 20, Subsequent Events for further information.

The following table presents information regarding interest expense for debt:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Short-term debt
Revolver	$228	$144	$809	$463
Total	228	144	809	463
Long-term debt
Term loan 1	954	954	2,836	2,845
Term loan 2	897	897	2,668	2,676
Total	1,851	1,851	5,504	5,521
Total interest expense	$2,079	$1,995	$6,313	$5,984

(12) Stock-Based Compensation
In February 2020 in connection with the IPO, the Company's Board of Directors (the "Board") adopted the Company's 2020 Equity Incentive Plan, which became effective on the effective date of the IPO.

Options

The following table presents information related to options:

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)(Unaudited)

	Number of Options	Aggregate Intrinsic Value	Weighted Average Exercise Price	Fair Value
Options outstanding as of December 31, 2020	3,759,708	$1,106	$15.00
Granted	167,692		$10.17
Exercised	(136,925)	$1,144	$0.55	$4,223
Forfeited	(387,723)		$14.37
Expired	(264,864)		$15.76
Options outstanding as of September 30, 2021	3,137,888	$221	$—
Options exercisable as of September 30, 2021	2,079,329		$14.89

As of September 30, 2021, the weighted-average remaining contractual term of the options was 6.47 years. During the nine months ended September 30, 2021 and 2020, the Company extended the term of certain fully vested stock options for certain employees resulting in the immediate recognition of incremental stock-based compensation expense of $418 and $0.

Restricted Stock Units ("RSUs")

The following table presents information related to RSUs:

	Number of RSUs	Weighted Average Grant Date Fair Value	Fair Value
Unvested RSUs as of December 31, 2020	2,236,235	$8.09
Granted	1,671,380	$8.34
Vested and converted to shares	(745,545)	$8.60	$4,176
Forfeited	(701,012)	$8.37
Unvested RSUs as of September 30, 2021	2,461,058	$8.02

Performance Stock Units ("PSUs")

The following table presents information related to PSUs:

	Number of PSUs	Weighted Average Grant Date Fair Value	Fair Value
Unvested PSUs as of December 31, 2020	316,290	$8.15
Granted	311,136	$5.70
Vested and converted to shares	(70,793)	$8.77	$1,109
Forfeited or performance condition adjustments	(155,169)	$8.77
Unvested PSUs as of September 30, 2021	401,464	$5.76

Compensation Expense

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)(Unaudited)
The following tables present information regarding stock-based compensation expense for options, RSUs and PSUs:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Option expense	$2,644	$3,746	$5,096	$9,691
RSU expense	1,429	1,584	5,833	3,782
PSU expense	233	580	726	580
Total stock-based compensation expense	$4,306	$5,910	$11,655	$14,053

	September 30, 2021
	Unrecognized Expense	Weighted Average Expected Recognition Period
Option expense	$6,451	1.99
RSU expense	$14,348	2.66
PSU expense	$1,613	3.25
Total	$22,412

These amounts include stock-based compensation to employees and non-employees, and are included within general and administrative expense. The Company expects to recognize the expense for RSUs over the vesting period of four years and 1 year for director grants.

The PSUs earned will vest within two years from the grant date based on the Company's performance.

(13) Business and Credit Concentrations
As of September 30, 2021, three customers comprised 39%, 13% and 12% of the Company's accounts receivable, net balance. As of December 31, 2020, two customers comprised 58% and 15% of the Company’s accounts receivable, net balance.
One customer accounted for 18% and 13% of the Company’s revenue for the nine months ended September 30, 2021 and 2020, respectively.

(14) Leases
Rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. The Company entered into separate sublease agreements related to its New York and San Francisco office spaces for the periods of July 22, 2021 to December 31, 2023 and August 31, 2021 to December 30, 2034, respectively. As defined within the lease and sublease agreements, the Company remains primarily liable to the landlord for the performance of all obligations in the event that the sub-lessee does not perform its obligations under the lease. During the three and nine month ended September 30, 2021, there were no sublease amounts paid by the sub-lessee due to abatements granted as defined within the sublease agreements. As a result of the sublease arrangements, future minimum rental commitments under operating leases will be offset by sublease amounts to be paid by the sub-lessee. The total of minimum sublease amounts to be received in the future under non-cancelable subleases is $37,044 as of September 30, 2021.

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)(Unaudited)
Rent expense for operating leases was $4,723 and $14,767 for the three and nine months ended September 30, 2021, respectively, and $5,023 and $16,769 for the three and nine months ended September 30, 2020, respectively.
As of September 30, 2021, future minimum lease payments under non-cancelable operating leases consisted of the following:

Remainder of 2021	$5,314
2022	22,157
2023	22,424
2024	18,653
2025	15,437
Thereafter	78,622
Total minimum lease payments	$162,607
The Company maintains leases for its office spaces and retail locations as described in Note 1, Description of Business.
(15) Income Taxes
Effective Tax Rate
The Company’s effective tax rate, which is calculated by dividing each period’s income tax provision by pretax income, was 0.06% and 0.07%, for the three and nine months ended September 30, 2021, respectively, and 0.13% and 0.07% for the three and nine months ended September 30, 2020, respectively. The effective tax rates for the periods ended September 30, 2021 generally differ from the U.S. federal statutory tax rate primarily due to a full valuation allowance related to the Company’s U.S. deferred tax assets.
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

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)(Unaudited)

(16) Accrued Expenses
Accrued expenses consist of the following:

	September 30, 2021	December 31, 2020
Marketing	$23,744	$17,479
Tax fees	12,553	13,723
General trade	23,420	10,592
Other	17,333	12,947
Total Accrued Expenses	$77,050	$54,741

(17) Convertible Preferred Stock, Common Stock, and Stockholders’ (Deficit) / Equity
(a)  Common Stock
On February 10, 2020, in connection with our IPO, all shares of Class A common stock and Class B common stock were converted into common stock with a par value of $0.000001 per share ("common stock") and we issued and sold 8,350,000 shares of our common stock at a price to the public of $12.00 per share resulting in net proceeds to us of approximately $88,000 after deducting the underwriting discount of approximately $6,500 and offering expenses of approximately $5,700.

As of September 30, 2021, the Company had 170,000,000 shares of authorized common stock. Each holder of the Company's common stock is entitled to one vote per share on all matters to be voted upon by the stockholders. There are no cumulative rights. Subject to any preferential rights of any outstanding preferred stock, holders of the Company's common stock are entitled to receive ratably the dividends, if any, as may be declared from time to time by the Board out of legally available funds. If there is a liquidation, dissolution or winding up of the Company, holders of the Company's common stock would be entitled to share in the Company's assets remaining after the payment of liabilities and any preferential rights of any outstanding preferred stock.

(b)  Convertible Preferred Stock
On February 10, 2020, upon the closing of the Company's IPO, all outstanding shares of convertible preferred stock were automatically converted into an aggregate of 20,485,054 shares of common stock.

(18) Recently Issued Accounting Pronouncements
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
(In thousands, except share and per share amounts)(Unaudited)
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

Lease Guidance
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which supersedes the existing lease guidance under current U.S. GAAP. ASU 2016-02 is based on the principle that entities should recognize assets and liabilities arising from leases. The new standard does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard and leases continue to be classified as finance or operating. ASU 2016-02’s primary change is the requirement for entities to recognize a lease liability for payments and a right-of-use (“ROU”) asset representing the right to use the leased asset during the term of an operating lease arrangement. Lessees are permitted to make an accounting policy election not to recognize the asset and liability for leases with a term of 12 months or less. In addition, ASU 2016-02 expands the disclosure requirements of lease arrangements. Upon adoption, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11, “Targeted Improvements”, which allows for a new, optional transition method that provides the option to use the effective date as the date of initial application on transition. Under this option, the comparative periods would continue to apply the legacy guidance in Accounting Standard Codification (“ASC”) 840, including the disclosure requirements, and a cumulative effect adjustment would be recognized in the period of adoption rather than the earliest period presented. Under this transition option, comparative reporting would not be required, and the provisions of the standard would be applied prospectively to leases in effect at the date of adoption. The Company is currently working to complete the design of new processes and internal controls, which include the implementation of a software solution and finalizing the evaluation of Casper’s population of leased assets to assess the effect of the new guidance on the financial statements. On April 8, 2020 the FASB extended the implementation deadline of ASC 842 for companies following the private company adoption calendar. As such, the Company plans to follow the private adoption calendar as permitted and adopt the new guidance effective January 1, 2022, but has not determined which transition method will be utilized. The new standard provides a number of optional practical expedients in transition. The Company expects to elect the “package of practical expedients” which permits us not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements (the latter is not applicable to us). Casper expects the adoption of the new standard to have a material effect on the Consolidated Financial Statements upon adoption. While the Company is still finalizing the impact this standard will have on its financial statements, it will be material and we expect it to result in the recognition of a right-of-use asset in the range of $80,000 to $100,000 and related lease liability in the range of $90,000 to $110,000 on the consolidated balance sheet.

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)(Unaudited)
(19) Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three months ended September 30,
	2021	2020
Numerator
Net loss	$(25,274)	$(15,856)
Numerator for basic and diluted loss per share	$(25,274)	$(15,856)

Denominator
Denominator for basic and diluted net loss per share—weighted-average shares	41,249,097	40,118,959
Denominator for basic and diluted net loss per share	41,249,097	40,118,959
Basic and diluted loss per share	$(0.61)	$(0.40)

	Nine months ended September 30,
	2021	2020
Numerator
Net loss	$(80,198)	$(74,527)
Numerator for basic and diluted loss per share	$(80,198)	$(74,527)

Denominator
Denominator for basic and diluted net loss per share—weighted-average shares	41,239,921	35,927,521
Denominator for basic and diluted net loss per share	41,239,921	35,927,521
Basic and diluted loss per share	$(1.94)	$(2.07)

Since the Company was in a loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders as the inclusion of all potential common shares outstanding would have been anti-dilutive.
The following securities have been excluded from the calculation of weighted average common shares outstanding because the effect is anti-dilutive for the three and nine months ended September 30, 2021 and 2020.

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Warrants to purchase common stock	32,002	33,311	32,002	33,311
Stock options and RSUs	5,804,909	6,192,514	5,804,909	6,192,514

(20) Subsequent Events
Limited Waiver and Amendment to the Credit Agreement

On October 18, 2021, we entered into a limited waiver and amendment to the Credit Agreement (the “Initial Waiver”) that, subject to certain terms and conditions, permits us to maintain less than $32,000 of Deposited Cash (as defined in the Credit Agreement) without implicating, constituting or otherwise giving rise to an Accelerated Borrowing Base Delivery Event or a Cash Dominion Event (each as defined in the Credit Agreement) for the period from October 18, 2021 through December 31, 2021 (the “Relevant Period”), so long as the borrowers provide Wells Fargo with at least five business days’ prior written notice before reducing the amount of Deposited Cash below $15,000 and comply with certain other information sharing requirements.

Open Market Sale Agreement

On October 25, 2021, the Company filed a Registration Statement on Form S-3 (File No. 333-60487) (the “Form S-3”) with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $150,000. Also on October 25, 2021, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”), with Jefferies LLC, or Jefferies, as sales agent, pursuant to which it may, from time to time and subject to prior written consent of Durational Capital Management LP under the terms of the Merger Agreement, issue and sell common stock with an aggregate value of up to $50,000 in “at the market offerings” under our Form S-3. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the New York Stock Exchange or on any other existing trading market for the Company’s common stock. As of the date of this filing, no securities have been sold pursuant to the Sales Agreement.

Agreement and Plan of Merger

On November 14, 2021, the Company entered into the Merger Agreement with Parent and Merger Sub, pursuant to which, subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of Parent (the “Merger”). Parent and Merger Sub are subsidiaries of an investment vehicle managed by Durational Capital Management LP, a U.S.-based private equity firm.

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), and as a result of the Merger:

•each share of Common Stock outstanding immediately prior to the Effective Time (subject to certain exceptions, including for shares of Common Stock owned by stockholders of the Company who have not voted in favor of the adoption of the Merger Agreement and have properly exercised appraisal rights in accordance with Section 262 of the General Corporation Law of the State of Delaware) will, at the Effective Time, automatically be converted into the right to receive $6.90 in cash (the “Merger Consideration”), subject to applicable withholding taxes;

•each then-outstanding, vested and unexercised option to purchase Common Stock (each a “Company Option”), including any Company Option that accelerates and vests in connection with the Merger, shall be cancelled, with the holder of such Company Option becoming entitled to receive, in full satisfaction of the rights of such holder with respect thereto, an amount in cash, subject to applicable tax withholdings, equal to

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)(Unaudited)
the product obtained by multiplying (i) the excess, if any, of the Merger Consideration over the per share exercise price of such Company Option, by (ii) the number of shares of Common Stock covered by such Company Option immediately prior to the Effective Time;

•each award of restricted stock units, including any deferred stock units, granted under any of the Company’s Equity Plans (“Company Restricted Stock Unit Award”) that is outstanding immediately prior to the Effective Time shall be cancelled, with the holder of such Company Restricted Stock Unit Award becoming entitled to receive, in full satisfaction of the rights of such holder with respect thereto, an amount in cash, subject to applicable tax withholdings, equal to the product obtained by multiplying (i) the Merger Consideration by (ii) the number of shares of Common Stock covered by such Company Restricted Stock Unit Award immediately prior to the Effective Time;

•each Company performance-based restricted stock unit (“Company Performance Stock Unit Award”) that is outstanding immediately prior to the Effective Time shall, without any action on the part of the Parent, the Company or the holder thereof, be cancelled, with the holder of such Company Performance Stock Unit Award becoming entitled to receive, in full satisfaction of the rights of such holder with respect thereto, an amount in cash, subject to required applicable tax withholdings (the “Cash Based Award”), equal to the product obtained by multiplying (i) the Merger Consideration by (ii) the number of shares of Company common stock issuable pursuant to such Company Performance Stock Unit Award upon the greater of (A) target performance and (B) actual performance, as estimated in good faith (and subject to Parent’s review and approval) based upon the Company’s performance during the applicable performance period(s) as of the Effective Time; and

•each outstanding warrant of the Company exercisable for Common Stock (“Company Warrant”) pursuant to the Plain English Warrant Agreements dated March 1, 2019 with TriplePoint Venture Growth BDC Corp. and TriplePoint Capital LLC (“Company Warrant Agreements”) shall, without any action on the part of Parent, the Company or the holder thereof, be automatically cancelled for no consideration, and the Company Warrant Agreements will be automatically terminated, in each case in accordance with the terms of the Company Warrant Agreements.

The Board has unanimously approved and declared to be in the best interest of the Company and its stockholders, the Merger Agreement and the transactions contemplated thereby, including the Merger, and resolved to recommend that the stockholders of the Company adopt the Merger Agreement.

Closing of the deal is subject to customary closing conditions, including the approval of the Company’s shareholders and antitrust approval. Assuming the satisfaction of the conditions set forth in the Merger Agreement, the Company expects the transactions contemplated thereby to close in the first quarter of 2022.

The Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants by the Company to conduct its businesses in the ordinary course between the execution and completion of the Merger Agreement, not to engage in certain kinds of transactions during such period (including the payment of dividends), to convene and hold a meeting of its stockholders to consider and vote upon the Merger, to cooperate with Parent in connection with obtaining financing for the transaction, to obtain regulatory consents, and, subject to certain customary exceptions, for the Board to recommend that its stockholders approve and adopt the Merger Agreement. The Merger Agreement also contains customary representations, warranties and covenants of Parent and Merger Sub, including a covenant to use reasonable best efforts to obtain financing.

Voting Agreement

Contemporaneously with and as a condition to Parent entering into the Merger Agreement, certain shareholders of the Company (the “Shareholders”) entered into a voting agreement with Parent and the Company (the “Voting Agreement”), with respect to all shares of Common Stock beneficially owned by the Shareholders, as set forth in the Voting Agreement (collectively, the “Voting Agreement Shares”).

CASPER SLEEP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)(Unaudited)
The Shareholders beneficially own approximately 28% of the outstanding shares of Common Stock and have agreed to take the following actions, among others, during the term of the Voting Agreement: (1) vote the Voting Agreement Shares in favor of the Merger and the adoption of the Merger Agreement and (2) vote the Voting Agreement Shares against any Acquisition Proposal (as defined in the Merger Agreement). The Voting Agreement will terminate upon the earliest of (i) the consummation of the transactions contemplated by the Merger Agreement, (ii) the valid termination of the Merger Agreement in accordance with its terms, (iii) the time that the Requisite Stockholder Approval (as defined in the Merger Agreement) has been obtained, and (iv) any change to the terms of the Merger Agreement (A) that reduces the amount or changes the form of consideration payable to the Company’s stockholders or (B) extends the Termination Date.

Bridge Financing; Further Amendment to the Credit Agreement

On November 14, 2021 (the “Effective Date”), the Company entered into an amendment to the Amended Subordinated Facility to, among other things, permit the incurrence of additional borrowings under the Amended Subordinated Facility in an aggregate principal amount not to exceed $30,000 (the “Bridge Loans”). The Bridge Loans will accrue interest at a floating rate of prime plus 6.75% margin per annum, require a one-time, upfront facility fee equal to 1.00% of the funded amount, an end of term fee equal to 10.0% of the funded amount and a success fee of (x) $150 if the Merger closes on or before January 15, 2022 and (y) $300 if the Merger closes after January 15, 2022 (in each case, payable only upon completion of the Merger). If the Merger does not close on or before March 15, 2022, then the Company will be required to issue common stock warrants to our Bridge Loans lender with warrant coverage equal to 40% of the outstanding amounts under the Bridge Loans, at an exercise price equal to equal to the average of the Company's common stock closing price for the five-trading day period ending on March 15, 2022.

The Bridge Loan will mature upon the earlier of the consummation of the Merger and 211 days after the Effective Date.

On November 14, 2021, the Company entered into a waiver and amendment (the “Second Waiver”) to the Credit Agreement which, among other things, (i) amended the Initial Waiver in order to extend the Relevant Period through February 28, 2022 (subject to certain conditions), (ii) waived certain defaults under the Initial Waiver and (iii) amended the Credit Agreement and Growth Capital Subordination Agreement (as defined in the Credit Agreement) to permit the incurrence the Bridge Loans.

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
We distribute our products through a flexible, multi-channel approach combining our direct-to-consumer channel, including our e-commerce platform and retail stores, with our retail partnerships. Our multi-channel approach enables us to meet consumers where they want to shop, servicing them throughout their entire purchase journey. We believe our channels are complementary and create a synergistic “network effect” that increases sales as a whole, As of September 30, 2021, we distributed our products directly to our customers in North America through our e-commerce platform, our 72 Casper stores, and more than 25 retail partners.
Please see “Factors Affecting our Financial Condition and Results of Operations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2020 Form 10-K, for a discussion of the factors that generally are expected to impact our business.
Agreement and Plan of Merger

On November 14, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Marlin Parent, Inc., a Delaware corporation (“Parent”), and Marlin Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into Casper Sleep Inc., with Casper Sleep Inc. surviving the merger as a wholly-owned subsidiary of Parent (the “Merger”). Parent and Merger Sub are subsidiaries of an investment vehicle managed by Durational Capital Management LP, a U.S.-based private equity firm. See Note 20, Subsequent Events appearing elsewhere in this Quarterly Report on Form 10-Q for additional information.

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
As of the date of this Quarterly Report on Form 10-Q, all of our 72 Casper stores are open and operating, with each offering walk-in shopping, private in-store appointments, and curbside pick-up services. The health and safety of our customers and employees remain our top priority, and we have implemented and continuously update a suite of COVID-19-related operating policies and protocols as part of our retail operations, including, where appropriate, limiting in-store hours and capacity consistent with public health guidance and best practices. We also continuously monitor developments related to COVID-19 in locations where we have retail operations, and have developed procedures to enable us to responsibly and efficiently open or close our stores and adjust our service offerings as needed in response to changing COVID-19 conditions and applicable guidance from government and public health officials. During the nine months ended September 30, 2021, and in particular in the first half of 2021, the COVID-19 pandemic continued to adversely impact sales in our retail stores, primarily due to limitations in service offerings and continuing depressed rates of retail foot traffic in certain locations as a result of restrictions on retail businesses and shifting consumer preferences in response to COVID-19.

We also continue to work with our manufacturing, logistics and other supply chain partners to build communication and monitoring processes for key aspects of our product and delivery supply chain. During the third quarter of 2021, we continued to experience increased upstream supply chain disruptions due to industry-wide components and raw materials constraints critical to mattress production, extensive labor shortages and shipping constraints resulting, in part, from the ongoing COVID-19 pandemic, as well as the lingering effects of severe weather in the southern region of the United States in the first quarter of 2021, among other factors. As a result of the aforementioned upstream supply chain disruptions, during the third quarter of 2021, we experienced and continue to experience increased delivery times for certain of our products and constraints on our ability to meet demand from certain of our retail partners and in our direct-to-consumer channel, as well as higher costs of goods sold with respect to certain of our products. To mitigate the impacts of these disruptions, we are actively diversifying and expanding our supplier base, continuing to work closely with our suppliers to reallocate production and increase our levels of safety stock inventory, and renegotiating certain logistics costs. We have also implemented price increases across certain product lines. There remains significant uncertainty around the impact of the COVID-19 pandemic on the global supply chain, and we expect certain upstream supply chain disruptions to continue to impact our suppliers and logistics providers at least through the fourth quarter of 2021. We continue to partner closely with these providers to attempt to mitigate any potential product or delivery supply chain constraints in future quarters.

Substantially all of our retail partners, including our largest partners, were open for business, both in-store and online, during the third quarter of 2021, and as of the date of this Quarterly Report on Form 10-Q, substantially all of our retail partners have resumed their in-store operations. Accordingly, we have not experienced any material issues to date with respect to our accounts receivable from our retail partners or needed to materially increase our allowances for accounts receivable balances. We are, however, continuing to work closely with our retail partners to monitor the situation.

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
Our gross margin may in the future fluctuate from period to period based on a number of factors, including cost of purchased merchandise and components, the mix of products and services we sell and the mix of channels through which we sell our products. We have historically experienced that gross margin, by product, tends to increase over time as we realize cost efficiencies as a result of economies of scale, sourcing strategies and product re-engineering programs, however, the current supply chain disruptions have caused margins to be negatively impacted and inconsistent with this historical trend. In addition, our ability to continue to reduce the cost of our products is critical to increasing our gross margin over the long-term.

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
General and Administrative.    General and administrative expenses consist of personnel-related costs for our retail operations, finance, legal, human resources, and IT functions, as well as litigation expenses, credit card fees, professional services, rent and operating costs associated with our retail stores, depreciation and amortization, and other administrative expenses. General and administrative expenses also include research and development expenses consisting primarily of personnel related expenses, consulting and contractor expenses, tooling, test equipment and prototype materials. We expect our general and administrative expenses to increase in absolute dollars due to the growth of our business and related infrastructure as well as legal, accounting, insurance, investor relations and other compliance costs associated with being a public company. However, we expect our general and administrative expenses to decrease as a percentage of our sales revenue over time, as we scale our business.
Restructuring.    Restructuring expense consists of costs associated with implementing strategic changes in the Company's business structure including reductions in work force, lease exit costs related to the sublease and consolidation of certain corporate office space and exiting of certain lines of business or geographies.
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
We reduce deferred tax assets, if necessary, by a valuation allowance if it is more likely than not that we will not realize some or all of the deferred tax assets. In making such a determination, we consider all available positive and negative evidence, including taxable income in prior carryback years (if carryback is permitted under the relevant tax law), the timing of the reversal of existing taxable temporary differences, tax-planning strategies and projected future taxable income. Please refer to Note 15, Income Taxes to our unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional information on the composition of these valuation allowances and for information on the impact of U.S. tax reform legislation. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position.
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

Results of Operations
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
The following table sets forth information comparing the components of operations and comprehensive loss for the periods indicated.

	Three months ended September 30,		Period over Period Change		Three months ended September 30,
	2021	2020	Dollar	Percentage	2021	2020
	(in thousands, except percentages)				(as a % of Revenue)
Revenue	$156,534	$123,464	$33,070	26.8%	100.0%	100.0%
Cost of goods sold	92,632	54,944	37,688	68.6%	59.2%	44.5%
Gross profit	63,902	68,520	(4,618)	(6.7)%	40.8%	55.5%
Operating expenses
Sales and marketing	38,431	42,565	(4,134)	(9.7)%	24.6%	34.5%
General and administrative	46,140	39,518	6,622	16.8%	29.5%	32.0%
Restructuring	2,394	155	2,239	1444.5%	1.5%	0.1%
Total operating expenses	86,965	82,238	4,727	5.7%	55.6%	66.6%
Loss from operations	(23,063)	(13,718)	(9,345)	68.1%	(14.7)%	(11.1)%
Other (income) expense:
Net interest expense	2,212	2,127	85	4.0%	1.4%	1.7%
Other (income) expense, net	(17)	(9)	(8)	88.9%	—%	—%
Total other expenses, net	2,195	2,118	77	3.6%	1.4%	1.7%
Loss before income taxes	(25,258)	(15,836)	(9,422)	59.5%	(16.1)%	(12.8)%
Income tax expense	16	20	(4)	(20.0)%	—%	—%
Net loss	$(25,274)	$(15,856)	$(9,418)	59.4%	(16.1)%	(12.8)%
Revenue
Revenue was $156.5 million for the three months ended September 30, 2021, an increase of $33.1 million, or 26.8%, compared to $123.5 million for the three months ended September 30, 2020. Revenue increased as a result of higher sales through our direct-to-consumer and retail partnership channels and the introduction of new products for the three months ended September 30, 2021. Direct-to-consumer revenue increased $6.6 million, or 7.4%, compared to the three months ended September 30, 2020, driven primarily by higher sales in our retail stores due to limited operations in the prior year. Sales to retail partners were up $26.4 million, or 78.6%, compared to the three months ended September 30, 2020. This increase was driven by revenue growth with our existing retail partners, the introduction of new retail partners compared to the comparable period in the prior year to end the quarter with more than 25 partners, and the expansion of our product offerings.

Gross Profit and Cost of Goods Sold
Gross profit was $63.9 million for the three months ended September 30, 2021, a decrease of $4.6 million, or 6.7%, compared to $68.5 million for the three months ended September 30, 2020. Cost of goods sold was $92.6 million for the three months ended September 30, 2021, an increase of $37.7 million, or 68.6%, compared to $54.9 million for the three months ended September 30, 2020. Gross margin for the three months ended September 30, 2021 was 40.8% compared to 55.5% for the three months ended September 30, 2020. The decrease in gross margin was driven largely by an increase in product and other logistical costs due to supply chain disruptions resulting from industry-wide components and raw materials constraints critical to mattress production, extensive labor shortages, and shipping constraints, coupled with a shift in channel mix to lower margin retail partnerships, partially offset by a shift in our direct to consumer product mix related to new products compared to the prior year period.

Sales and Marketing
Sales and marketing expenses were $38.4 million for the three months ended September 30, 2021, a decrease of $4.1 million, or 9.7%, compared to $42.6 million for the three months ended September 30, 2020. Sales and marketing expenses decreased as we reduced spend given the limited availability of certain products due to supply chain constraints as well as rising media costs. Sales and marketing expenses as a percentage of revenue was 24.6% for the three months ended September 30, 2021, compared to 34.5% for the three months ended September 30, 2020, due to the growth of our retail partnership channel which requires lower sales and marketing support.

General and Administrative
General and administrative expenses were $46.1 million for the three months ended September 30, 2021, an increase of $6.6 million, or 16.8%, compared to $39.5 million for the three months ended September 30, 2020. General and administrative expenses increased primarily due to higher payroll to support the growth of the business, partially offset by lower occupancy expenses. General and administrative expenses as a percentage of revenue were 29.5% for the three months ended September 30, 2021 compared to 32.0% for the three months ended September 30, 2020 due primarily to improved efficiency as revenue growth outpaced operating expenses.
Restructuring
Restructuring expenses were $2.4 million for the three months ended September 30, 2021, an increase of $2.2 million compared to $0.2 million for the three months ended September 30, 2020. The increase in restructuring expenses primarily relates to certain severance and other employee separation costs and other lease exit costs associated with the sublease and consolidation of office space into the New York metro area as the Company continues to refine strategic shifts in its business structure, including adapting to a hybrid work environment.
Total Other Expense, Net
Total other expenses, net were $2.2 million for the three months ended September 30, 2021 and generally in line as compared to $2.1 million for the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
The following table sets forth information comparing the components of operations and comprehensive loss for the periods indicated.

	Nine Months Ended September 30,		Period over Period Change		Nine Months Ended September 30,
	2021	2020	Dollar	Percentage	2021	2020
	(in thousands, except percentages)				(as a % of Revenue)
Revenue	$435,969	$346,704	$89,265	25.7%	100.0%	100.0%
Cost of goods sold	232,850	168,155	64,695	38.5%	53.4%	48.5%
Gross profit	203,119	178,549	24,570	13.8%	46.6%	51.5%
Operating expenses
Sales and marketing	118,858	113,220	5,638	5.0%	27.3%	32.7%
General and administrative	138,802	128,522	10,280	8.0%	31.8%	37.1%
Restructuring	20,379	5,595	14,784	264.2%	4.7%	1.6%
Total operating expenses	278,039	247,337	30,702	12.4%	63.8%	71.3%
Loss from operations	(74,920)	(68,788)	(6,132)	8.9%	(17.2)%	(19.8)%
Other (income) expense:
Net interest expense	6,509	6,435	74	1.1%	1.5%	1.9%
Other (income) expense, net	(1,283)	(742)	(541)	72.9%	(0.3)%	(0.2)%
Total other expenses, net	5,226	5,693	(467)	(8.2)%	1.2%	1.6%
Loss before income taxes	(80,146)	(74,481)	(5,665)	7.6%	(18.4)%	(21.5)%
Income tax expense	52	46	6	13.0%	—%	—%
Net loss	$(80,198)	$(74,527)	$(5,671)	7.6%	(18.4)%	(21.5)%
Revenue
Revenue was $436.0 million for the nine months ended September 30, 2021, an increase of $89.3 million, or 25.7%, compared to $346.7 million for the nine months ended September 30, 2020. Revenue increased as a result of higher sales through our direct-to-consumer and retail partnership channels and the introduction of new products, partially offset by the closure of our European operations at the end of the second quarter of 2020. North America sales were up $101.2 million, or 30.2%, for the nine months ended September 30, 2021 compared to the same period in the prior year and our European operations, which we closed at the end of the second quarter of 2020, had revenue of $11.9 million for the nine months ended September 30, 2020. Direct-to-consumer revenues increased $28.1 million, or 10.8% compared to the nine months ended September 30, 2020 driven primarily by higher sales in our retail stores in North America due to limited operations in the prior year, partially offset by our European operations which did not contribute to revenue for the nine months ended September 30, 2021. Although all of our 72 stores were open and operating as of the end of the third quarter of 2021, operations in certain locations were limited in the first half of 2021 due to public health and government pandemic orders within the nine months ended September 30, 2021. North America direct-to-consumer revenue increased $39.7 million, or 15.9%, compared to the nine months ended September 30, 2020. Sales to retail partners increased by $61.2 million, or 71.5%, compared to the nine months ended September 30, 2020. This increase was driven by revenue growth with our existing partners, the introduction of several new retail partners compared to the same comparable period in the prior year to end the quarter with more than 25 retail partners, and the expansion of our product offerings. North America retail partnership revenue increased $61.5 million, or 72.2%, compared to the nine months ended September 30, 2020. Additionally, during the nine months ended September 30, 2021, we believe our revenue was negatively impacted by supply chain constraints that extended the time required to fulfill customer orders and resulted in lost orders. We have taken active measures which we expect to mitigate these supply chain issues in future periods.

Gross Profit and Cost of Goods Sold

Gross profit was $203.1 million for the nine months ended September 30, 2021, an increase of $24.6 million, or 13.8%, compared to $178.5 million for the nine months ended September 30, 2020. Cost of goods sold was $232.8 million for the nine months ended September 30, 2021, an increase of $64.7 million, or 38.5%, compared to $168.2 million for the nine months ended September 30, 2020. Gross margin for the nine months ended September 30, 2021 was 46.6%, down 490 basis points from 51.5% for the nine months ended September 30, 2020. The decrease in gross margin in the nine months ended September 30, 2021 was largely driven by an increase in product and other logistical costs due to supply chain disruptions resulting from industry-wide components and raw materials constraints critical to mattress production as well as extensive labor shortages, a shift in channel mix to lower margin partnerships, and a shift in product mix particularly with respect to products sold to our retail partners. These impacts were partially offset by an increase on certain products in the first half of 2021, a shift in our direct to consumer product mix as well as benefit from the discontinuation of our European operations for the nine months ended September 30, 2021.

Sales and Marketing
Sales and marketing expenses were $118.9 million for the nine months ended September 30, 2021, an increase of $5.6 million, or 5.0%, compared to $113.2 million for the nine months ended September 30, 2020. Sales and marketing expenses increased as we continued to invest in driving traffic to our e-commerce website, marketing our products to consumers and building our brand. Sales and marketing expenses as a percentage of revenue were 27.3% for the nine months ended September 30, 2021, compared to 32.7% for the nine months ended September 30, 2020, due to the growth of our retail partnership channel which requires lower sales and marketing support.
General and Administrative
General and administrative expenses were $138.8 million for the nine months ended September 30, 2021, an increase of $10.3 million, or 8.0%, compared to $128.5 million for the nine months ended September 30, 2020. General and administrative expenses increased primarily due to the operating costs related to our expanded retail presence of 7 net new stores compared to the nine months ended September 30, 2020, as well as expenses related to being a public company. General and administrative expenses as a percentage of revenue decreased from 37.1% for the nine months ended September 30, 2020 to 31.8% for the nine months ended September 30, 2021 reflecting improved efficiency as revenue growth outpaced operating expenses.
Restructuring
Restructuring expenses were $20.4 million for the nine months ended September 30, 2021, an increase of $14.8 million compared to $5.6 million for the nine months ended September 30, 2020. The increase in restructuring expenses primarily relates to the sublease and consolidation of office space as the Company continues to refine strategic shifts in its business structure, in addition to severance costs.

Total Other Expenses, Net
Total other expenses, net were $5.2 million for the nine months ended September 30, 2021, a decrease of $0.5 million, or 8.2%, compared to $5.7 million for the nine months ended September 30, 2020. The decrease in total other expenses, net was primarily due to adjustments to indirect tax provisions.

Key Operating Metrics and Non-GAAP Financial Measures

We prepare and analyze operating and financial data to assess the performance of our business and allocate our resources. The key operating performance and financial metrics and indicators we use are set forth below. The following table sets forth our key performance indicators for the three and nine months ended September 30, 2021 and 2020, respectively.

	Three months ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	2021	2020
Gross margin	40.5%	55.5%	46.6%	51.5%
Adjusted EBITDA	$(12,058)	$(7,495)	$(29,348)	$(41,817)
Gross Margin
Gross margin is defined as gross profit divided by revenue.
Adjusted EBITDA
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
The following table reconciles Adjusted EBITDA to the most directly comparable GAAP financial performance measure, which is net loss:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Net loss	$(25,274)	$(15,856)	$(80,198)	$(74,527)
Income tax expense	16	20	52	46
Interest expense	2,212	2,127	6,509	6,435
Depreciation and amortization	4,288	3,313	12,255	9,656
Stock based compensation(a)	4,306	3,746	11,655	9,691
Restructuring(b)	2,394	155	20,379	5,595
Legal settlements(c)	—	(1,000)	—	500
Transaction costs(d)	—	—	—	787
Adjusted EBITDA	$(12,058)	$(7,495)	$(29,348)	$(41,817)

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

Liquidity and Capital Resources
Sources of Funds
Our principal sources of liquidity are our cash and cash equivalents, our Revolving Credit Facility (as defined herein), our Amended Subordinated Facility (as defined herein), and working capital from operations. Cash, cash equivalents and restricted cash consist primarily of cash on deposit with banks. As of September 30, 2021, we had $43.1 million of cash and cash equivalents.
On October 25, 2021, we filed a Registration Statement on Form S-3 (File No. 333-60487) (the “Form S-3”) with the Securities and Exchange Commission ("SEC") in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $150.0 million. Also on October 25, 2021, we entered into an Open Market Sale Agreement (the “Sales Agreement”), with Jefferies LLC, or Jefferies, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $50.0 million in “at the market offerings” under our Form S-3. Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the New York Stock Exchange or on any other existing trading market for our common stock. As of the date of this filing, no securities have been sold pursuant to the Sales Agreement.

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
We performed an assessment to determine whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for the twelve-month period following the date the financial statements were issued. We have historically incurred significant operating losses and generated negative cash flows from operations, resulting in a significant accumulated deficit. We have historically funded our operations primarily through the issuance of common stock and debt. Given the uncertainty as to when we will become cash flow positive, primarily due to supply chain constraints which has negatively impacted the Company;s gross margin, the maturity date of our Amended Subordinated Facility, which is October 31, 2022, and the maturity date of our Revolving Credit Facility, which is the earlier of (a) November 10, 2023 or (b) 91 days prior to the earliest maturity date, of our Amended Subordinated Facility (i.e., August 1, 2022) we believe that our current level of cash and cash equivalents are not sufficient to fund ongoing operations for the twelve-month period after the financial statements are issued. The existence of these conditions raises substantial doubt about our ability to continue as a going concern for the twelve-month period following the date the financial statements are issued.

We will require additional liquidity to continue our operations over the next twelve months. In addition to securing additional capital pursuant to the Bridge Loans and entering into the proposed transaction with Durational Capital Management LP and raising additional capital, we are also focused on identifying operational improvements and related cost savings and will work to implement any identified savings in 2022. We also intend to raise additional funds by way of refinancing our debt or through private or public offerings. While we believe in the viability of our strategy to generate sufficient revenue, reduce costs and in our ability to raise additional funds, there can be no assurances that we will be able to obtain additional liquidity when needed or under acceptable terms, if at all. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate sufficient revenue and our ability to obtain additional financing. If we obtain additional capital by issuing equity under the Sales Agreement or otherwise, the interests of our existing stockholders will be diluted and this dilution could be material. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants and higher interest rates that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all.

See “Risk Factors—We will need additional financing to execute our business plan, to fund our operations and to continue as a going concern" in this Form 10-Q.
Our capital expenditures consist primarily of retail infrastructure, leasehold improvements, product development and computers and hardware.
The following table shows summary cash flow information for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(38,412)	$(46,986)
Net cash used in investing activities	(10,606)	(12,559)
Net cash provided by financing activities	29	88,611
Effect of exchange rate changes	7	(516)
Net change in cash, cash equivalents, and restricted cash	$(48,982)	$28,550
Operating Activities.    Net cash used in operating activities consists of net loss adjusted for certain non-cash items, including stock-based compensation, property and equipment depreciation, long-term deferred rent and deferred income taxes, as well as the effect of changes in inventory and other working capital amounts.
For the nine months ended September 30, 2021, net cash used in operating activities was $38.4 million and was comprised primarily of net loss of $80.2 million, decreased by $30.2 million related to non-cash adjustments, primarily related to depreciation and amortization, stock-based compensation and asset impairments. Changes in working capital decreased cash used in operating activities by $11.6 million, primarily due to an increase in inventory of $40.8 million, an increase in accounts receivable of $3.5 million and an increase in prepaid expenses of $1.4 million, partially offset by an increase in accrued expenses of $22.3 million, an increase in accounts payable of $22.7 million, and increase in other liabilities of $8.1 million and an increase in deferred revenue of $4.2 million. The increase in inventory is primarily driven by an effort to increase levels of safety stock of certain products. Despite this increase, we are experiencing industry-wide challenges to meet the volume for our higher demand mattress products.

For the nine months ended September 30, 2020, net cash used in operating activities was $47.0 million and was comprised primarily of net loss of $74.5 million, decreased by $23.1 million related to non-cash adjustments, primarily related to depreciation and amortization, and stock-based compensation. Changes in working capital decreased cash used in operating activities by $4.5 million, primarily due to a decrease in accounts receivable of $13.5 million and a decrease in prepaid expenses of $9.4 million, partially offset by a decrease in accrued expenses of $14.9 million and a decrease in accounts payable of $3.8 million.

Investing Activities.    Our net cash used in investing activities consists of purchases of property and equipment which were $10.6 million and $12.6 million for the nine months ended September 30, 2021 and 2020, respectively.

Financing Activities.    For the nine months ended September 30, 2021, net cash used in financing activities primarily consisted of proceeds from borrowings of $3.0 million, which was offset by repayments of $3.0 million of borrowings resulting in net cash used in financing activities of $0.0 million.

For the nine months ended September 30, 2020, net cash provided by financing activities was $88.6 million, primarily from the issuance of equity in our initial public offering.
Revolving Credit Facility
On November 10, 2020, we refinanced the loan and security agreement previously entered into with Pacific Western Bank (as amended, the “Prior Credit Facility”) by entering into a credit agreement (the “Credit Agreement”) by and among the Company, Casper Science LLC and Casper Sleep Retail LLC (collectively, the "Loan Parties"), and Wells Fargo Bank, National Association (“Wells Fargo”), providing for a senior secured asset-based revolving credit facility of up to $30.0 million, with an uncommitted accordion of an additional $15.0 million (the “Revolving Credit Facility”). The Credit Agreement provides that up to $10.0 million of the Revolving Credit Facility is available for issuances of letters of credit, and up to $5.0 million is available for swingline loans. As of the date of this Quarterly Report on Form 10-Q, we had $16.0 million outstanding pursuant to the Revolving Credit Facility, with $2.9 million remaining available for borrowing. See Note 11, Debt for additional

The Revolving Credit Facility matures on the earlier of November 10, 2023 and 91 days prior to the earliest maturity date of any borrowing under the Amended Subordinated Facility (as defined below).

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

Amended Subordinated Facility
On March 1, 2019, the Company, Casper Science LLC and Casper Sleep Retail LLC entered into a growth capital loan and security facility agreement with TriplePoint Venture Growth BDC Corp., as lender and collateral agent, and TriplePoint Capital LLC, as lender (or, together with TriplePoint Venture Growth BDC Corp., “TriplePoint”), which was subsequently amended on November 10, 2020 to, among other things, permit the incurrence of the Revolving Credit Facility (the “Amended Subordinated Facility”).

As of September 30, 2021, we had $50.0 million outstanding and were in compliance with all covenants and other obligations under the Amended Subordinated Facility.

Bridge Financing; Further Amendment to the Credit Agreement

On November 14, 2021 (the “Effective Date”), we entered into an amendment to the Amended Subordinated Facility to, among other things, permit the incurrence of additional Borrowings under the Amended Subordinated Facility in an aggregate principal amount not to exceed $30.0 million (the “Bridge Loans”). The Bridge Loans will accrue interest at a floating rate of prime plus 6.75% margin per annum, require a one-time, upfront facility fee equal to 1.00% of the funded amount, an end of term fee equal to 10.0% of the funded amount and a success fee of (x) $0.15 million if the Merger closes on or before January 15, 2022 and (y) $0.30 million if the Merger closes after January 15, 2022 (in each case, payable only upon completion of the Merger). If the Merger does not close on or before March 15, 2022, we will be required to issue common stock warrants to our Bridge Loans lender with warrant coverage equal to 40% of the outstanding amounts under the Bridge Loans, at an exercise price equal to equal to the average of our common stock closing price for the five-trading day period ending on March 15, 2022.

The Bridge Loan will mature upon the earlier of the consummation of the Merger and 211 days after the Effective Date.

As of September 30, 2021, we had $50.0 million outstanding and were in compliance with all covenants and other obligations under the Amended Subordinated Facility

Contractual Obligations

There have been no material changes to our contractual obligations during the nine months ended September 30, 2021 from those previously disclosed in our 2020 Form 10-K and Form 10-Q for the six months ended June 30, 2021.
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any material off-balance sheet arrangements other than leases. See Note 14, Leases to our unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional information.
Recent Accounting Pronouncements
See Note 18, Recently Issued Accounting Pronouncements to our unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further information on certain accounting standards that have been recently adopted or that have not yet been required to be implemented and may be applicable to our future operations.
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
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our Revolving Credit Facility and Amended Subordinated Facility, which carry variable interest rates. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Our Revolving Credit Facility and Amended Subordinated Facility bear interest at variable rates, which exposes us to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of September 30, 2021, we had $16.0 million of variable rate debt outstanding under our Revolving Credit Facility and $50.0 million of variable rate debt outstanding under our Amended Subordinated Facility. Based on September 30, 2021 debt levels, an increase or decrease of 100 basis points in the effective interest rate on the Revolving Credit Facility and our Amended Subordinated Facility would cause an immaterial increase in interest expense of approximately $53.8 thousand and no change in interest expense over the next 12 months, respectively, due to a floor rate within the agreed upon terms. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.

Foreign Currency Risk

All our domestic product sales, inventory purchases, and operating expenses have been denominated in U.S. dollars. We therefore have not had any foreign currency risk associated with these activities. The functional currency of all our entities is the U.S. dollar, other than Casper Sleep (UK) Limited which is the British pound, and Casper Sleep GmbH which is the euro. Additionally, we incur a portion of operating expenses in Canadian dollars, British pounds and euros. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates, covering principally the British pound, the European Union euro, Canadian dollar, and Chinese RMB. However, we believe functional currency revenue and expenses mostly provide a natural hedge and that the exposure to foreign currency fluctuation from product sales and operating expenses is immaterial currently as the related product sales and costs do not constitute a significant portion of our sales revenue and expenses. As we grow our operations, our exposure to foreign currency risk could become more significant. To date, we have not entered into any foreign currency exchange contracts and currently do not expect to enter into foreign currency exchange contracts for trading or speculative purposes.

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are from time to time subject to various claims, lawsuits and other legal proceedings, including intellectual property claims. Some of these claims, lawsuits and other legal proceedings involve highly complex issues, and often these issues are subject to substantial uncertainties. Accordingly, our potential liability with respect to a large portion of such claims, lawsuits and other legal proceedings cannot be estimated with certainty. Management, with the assistance of legal counsel, periodically reviews the status of each significant matter and assesses potential financial exposure. We recognize provisions for claims or pending litigation when we determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates. If management’s estimates prove incorrect, we could incur a charge to earnings which could have a material adverse effect on our results of operations, financial condition, and cash flows. Beginning in June 2020, several putative class actions have been filed in the U.S. District Court for the Eastern District of New York and the New York State Supreme Court (New York County) by certain of our stockholders against us, our directors, certain of our officers, and certain of the underwriters of our initial public offering alleging violations of the Exchange Act and/or the Securities Act in connection with the initial public offering. The lawsuit filed in New York State Supreme Court was dismissed on May 3, 2021, and a motion to dismiss the lawsuit filed in the Eastern District of New York is fully briefed and pending before the Court. We believe the remaining lawsuit is without merit and intend to vigorously defend against it.

Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our 2020 Form 10-K. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report on Form 10-Q. Other than as provided below, there have been no material changes in the risks affecting the Company since the filing of our 2020 Form 10-K.

We will need additional financing to execute our business plan, to fund our operations and to continue as a going concern.

Significant uncertainty exists as to whether we will become cash flow positive in 2022. In light of the uncertainty regarding cash flows, as well as the maturity date of our Amended Subordinated Facility which is November 1, 2022, and the maturity date of our Revolving Credit Facility, which is the earlier of (a) November 10, 2023 or (b) 91 days prior to the earliest maturity date of our Amended Subordinated Facility, which is August 2, 2022, management believes that substantial doubt exists about our ability to continue as a going concern.

There can be no assurances that we will be able to obtain additional liquidity when needed or under acceptable terms, if at all. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate sufficient revenue and our ability to obtain additional financing.

We could raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. We may sell common stock, convertible securities and other equity securities or debt securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted.

New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock. Debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures, and we may not be able to continue as a going concern.

Risks Related to the Proposed Merger

On November 14, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Marlin Parent, Inc., a Delaware corporation (“Parent”), and Marlin Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into Casper Sleep Inc., with Casper Sleep Inc. surviving the merger as a wholly-owned subsidiary of Parent (the “Merger”). Parent and Merger Sub are subsidiaries of an investment vehicle managed by Durational Capital Management LP, a U.S.-based private equity firm. See Note 20, Subsequent Events appearing elsewhere in this Quarterly Report on Form 10-Q for additional information.

The Merger Agreement was unanimously approved by our board of directors. The description of the Merger Agreement in these Risk Factors does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which was filed as Exhibit 2.1 to our Current Report on Form 8-K/A filed on November 15, 2021.

We may fail to consummate the Merger, and uncertainties related to the consummation of the Merger may have a material adverse effect on our business, results of operations and financial condition and negatively impact the price of our common stock.

The Merger is subject to the satisfaction of a number of conditions beyond our control, including receiving stockholder approval and other customary closing conditions. Failure to satisfy the conditions to the Merger could prevent or delay the completion of the Merger. Further, regulators may impose conditions, obligations or restrictions on the Merger that may have the effect of delaying or preventing its completion.

The efforts and costs to satisfy the closing conditions of the Merger, may place a significant burden on management and internal resources, and the Merger and related transactions, whether or not consummated, may result in a diversion of management’s attention from day-to-day operations. Any significant diversion of management’s attention away from ongoing business and difficulties encountered in the Merger process could have a material adverse effect on our business, results of operations and financial condition.

There also is no assurance that the Merger and the other transactions contemplated by the Merger Agreement will occur on the terms and timeline currently contemplated or at all.

If the proposed Merger is not completed or the Merger Agreement is terminated, the price of our common stock may decline, including to the extent that the current market price of our common stock reflects an assumption that the Merger and the other transactions contemplated by the Merger Agreement will be consummated without further delays, which could have a material adverse effect on our business, results of operations and financial condition. If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Parent. These costs could require us to use available cash that would have otherwise been available for other uses.

If the Merger is not completed, in certain circumstances, we could be required to pay a termination fee of up to $9.1 million. If the Merger Agreement is terminated, the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations or financial condition, which in turn would materially and adversely affect the price of our common stock.

We are subject to various uncertainties and restrictions on the conduct of our business while the Merger is pending, which could have a material adverse effect on our business, results of operations and financial condition.

Uncertainty about the pendency of the Merger and the effect of the Merger on employees, customers, vendors, communities and other third parties who deal with us may have a material adverse effect on our business, results of operations and financial condition. These uncertainties may impair our ability to attract, retain and motivate key personnel pending the consummation of the Merger, as such personnel may experience uncertainty about their future roles following the consummation of the Merger. Additionally, these uncertainties could cause customers, distributors, vendors and other third parties who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship with us, all of which could have a material adverse effect on our business, results of operations, financial condition and market price of our common stock. In addition, the Merger Agreement restricts us from taking certain actions without Parent’s consent while the Merger is pending. These restrictions and uncertainties could have a material adverse effect on our business, results of operations and financial condition.

We and our directors and officers may be subject to lawsuits relating to the Merger.

Litigation is very common in connection with the sale of public companies, regardless of whether the claims have any merit. One of the conditions to consummating the Merger is that no order preventing or otherwise prohibiting the consummation of the Merger shall have been issued by any court. Consequently, if any lawsuit challenging the Merger is successful in obtaining an order preventing the consummation of the Merger, that order may delay or prevent the Merger from being completed. While we will evaluate and defend against any lawsuits, the time and costs of defending against litigation relating to the Merger may adversely affect our business.

We will continue to incur substantial transaction-related costs in connection with the Merger.

We have incurred significant legal, advisory and financial services fees in connection with Merger. We have incurred, and expect to continue to incur, additional costs in connection with the satisfaction of the various conditions to closing of the Merger, including seeking approval from our stockholders and from applicable regulatory agencies. If there is any delay in the consummation of the Merger, these costs could increase significantly.

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

CASPER SLEEP INC.

Date: November 15, 2021	By:	/s/ Emilie Arel
Emilie Arel
President and Chief Executive Officer
(principal executive officer)

Date: November 15, 2021	By:	/s/ Michael Monahan
Michael Monahan
Chief Financial Officer
(principal financial and accounting officer)